Form 10QSB
period 2003-06-30
HILLSBORO GROUP INC
filed 2003-08-26
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended June 30, 2003.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period _____________ to _____________

                         Commission file number: 0-50057

                              Hillsboro Group, Inc.
              (Exact name of Small Business Company in its charter)

                 Florida                              59-1019723
     (State  or  other jurisdiction of       (IRS Employer Identification
      of incorporation)                             Number)

                           2436 North Federal Highway
                           Lighthouse Point, FL 33064
                    (Address of principal executive offices)

                             e-Travel Network, Inc.
         (Former Name and former address, if changed since last report)

Registrant's Telephone number, including area code: (954) 472-7971

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes [X]                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 22,076,200 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                              Hillsboro Group, Inc.


PART I:   FINANCIAL INFORMATION

          Item 1  Financial Statements

                  Balance Sheet, June 30, 2003
                  Statement of Operations, June 30, 2003
                  Statement of Cash Flows, June 30, 2003

          Item 2 Management's discussion and analysis of financial condition and results of operations

          Item 3   Controls and Procedures

PART  II: OTHER INFORMATION

          Item 1  Legal Proceedings

          Item 2  Changes in Securities

          Item 3  Defaults Upon Senior Securities

          Item 4  Submission of Matters to a Vote of Security Holders

          Item 5  Other Information

                         PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                              HILLSBORO GROUP, INC.
                              ---------------------
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                      -------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                  JUNE 30, 2003
                                  -------------
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------


         Total Assets                                                  $      0
                                                                       ========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

Current Liabilities:

   Accrued Expenses                                                    $  1,866
                                                                       --------

         Total Current Liabilities                                     $  1,866

Stockholders' (Deficit):
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                                      $ 27,700
   (Deficit) Accumulated During the Development Stage                   (29,566)
                                                                       --------

         Total Stockholders' (Deficit)                                   (1,866)
                                                                       --------

         Total Liabilities and Stockholders' (Deficit)                 $      0
                                                                       ========


See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                              ---------------------
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                      -------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND THE
            --------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2003
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                         Six Months Ended          Inception
                                                     June 30         June 30           to
                                                       2003            2002          6/30/03
                                                   ------------    ------------    ------------
Revenue                                            $         --    $         --    $         --
                                                   ------------    ------------    ------------
Operating Expenses:
   Amortization                                    $        424    $        424    $      1,510
   Hosting Fees and Other Internet Expenses                 210             710           1,355
   Office Supplies and Bank Charges                          58              80             269
   Organization and Start Up Costs                           --              --           8,600
   Professional Fees                                      1,950           1,510          12.313
   Rent                                                      --              --             320
   Transfer and Filing Fees                               1,051           1,000           4,127
                                                   ------------    ------------    ------------
         Total Operating Expenses                  $      3,693    $      3,724    $     28,494

Other Expenses:
   Interest                                                  --              --              83
   Abandonment of Website                                   990              --             990
                                                   ------------    ------------    ------------
Income (Loss) Before Tax Provision (Credit)        $     (4,683)   $     (3,724)   $    (29,567)
                                                   ------------    ------------    ------------

Provision for Income Tax (Credit):
   Federal Income Tax                              $         --    $         --    $         --
   State Income Tax                                          --              --              --
                                                   ------------    ------------    ------------
         Total Provision for Income Tax (Credit)   $         --    $         --    $         --
                                                   ------------    ------------    ------------
Net Income (Loss)                                  $     (4,683)   $     (3,724)   $    (29,567)
                                                   ============    ============    ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                    $         --    $         --    $         --
                                                   ------------    ------------    ------------
Weighted Average Shares of Common Stock              22,076,200      12,076,200      14,932,468
                                                   ============    ============    ============

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                              ---------------------
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                      -------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                        Three Months Ended
                                                   ----------------------------
                                                      June 30         June 30
                                                        2003           2002
                                                   ------------    ------------
Revenue                                            $         --    $         --
                                                   ------------    ------------
Operating Expenses:
   Amortization                                    $        212    $        212
   Hosting Fees and Other Internet Expenses                 105             605
   Office Supplies and Bank Charges                          37              39
   Organization and Start Up Costs                           --              --
   Professional Fees                                      1,017           1,010
   Rent                                                      --              --
   Transfer and Filing Fees                                  --             500
                                                   ------------    ------------
         Total Operating Expenses                  $      1,371    $      2,366

Other Expenses:
   Interest                                                  --              --
   Abandonment of Website                                   990              --

Income (Loss) Before Tax Provision (Credit)        $     (2,361)   $     (2,366)
                                                   ------------    ------------

Provision for Income Tax (Credit):
   Federal Income Tax                              $         --    $         --
   State Income Tax                                          --              --
                                                   ------------    ------------
         Total Provision for Income Tax (Credit)   $         --    $         --
                                                   ------------    ------------
Net Income (Loss)                                  $     (2,361)   $     (2,366)
                                                   ============    ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                    $         --    $         --
                                                   ------------    ------------
Weighted Average Shares of Common Stock              22,076,200      12,076,200
                                                   ============    ============

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                              ---------------------
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                      -------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND THE
            --------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2003
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Six Months Ended     Inception
                                                          June 30    June 30       to
                                                           2003        2002      6/30/03
                                                         --------    --------    --------
Cash Flows From Operating Activities:
   Net (Loss)                                            $ (4,682)   $ (3,725)   $(29,566)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                         424         425       1,510
         Organization Costs Contributed by Shareholder         --          --         500
         Common Stock Issued for Services                      --          --       3,200
         Abandonment of Website                               990          --         990
   Change in Assets and Liabilities:
      Decrease (Increase) in Notes Receivable                 400          --          --
      (Decrease) Increase in Current Liabilities           (1,841)      2,148       8,366
                                                         --------    --------    --------

         Net Cash (Used) by Operating Activities         $ (4,709)   $ (1,152)   $(15,000)
                                                         --------    --------    --------
Cash Flows From Investing Activities:
   Addition to Website Costs                             $     --    $     --    $ (2,500)
                                                         --------    --------    --------
         Net Cash (Used in) Investing Activities         $     --    $     --    $ (2,500)
                                                         --------    --------    --------
Cash Flows From Financing Activities:
   Issuance of Common Stock for Cash                     $     --    $     --    $ 17,500
                                                         --------    --------    --------
         Net Cash Provided by Financing Activities       $     --    $     --    $ 17,500
                                                         --------    --------    --------
         Net Increase (Decrease) in Cash and Cash
            Equivalents                                  $ (4,709)   $ (1,152)   $     --

Cash and Cash Equivalents at the Beginning
   of Period                                                4,709       2,668          --
                                                         --------    --------    --------
Cash and Cash Equivalents at the End of Period           $     --    $  1,516    $     --
                                                         ========    ========    ========

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                              ---------------------
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                      -------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND THE
            --------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2003
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Six Months Ended     Inception
                                                          June 30    June 30       to
                                                           2003       2002       6/30/03
                                                         --------    --------    --------
Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                                  $     --    $     --    $     83
                                                         ========    ========    ========
      Income Taxes                                       $     --    $     --    $     --
                                                         ========    ========    ========

                              HILLSBORO GROUP, INC.
                              ---------------------
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                      -------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2003
                                  -------------
                                   (UNAUDITED)
                                   -----------


NOTE A - BASIS OF PRESENTATION AND OTHER MATTERS
------------------------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

         For further information, refer to the financial statements and footnotes thereto of the Company as of December 31, 2002 and the period from inception (January 3, 2001) to December 31, 2002.

         The Company changed its name on May 16, 2003 from e-Travel Store Network, Inc. to Hillsboro Group, Inc. Also on May 16, 2003, Susan Parker, former President and Director of the Company, sold her 20,000,000 shares of the Company's common stock to Theodore Molinari, John Raby, Michael Rauch and Richard Colletta.

         Effective May 27, 2003, Susan Parker resigned as President and Director of the Company and the following were appointed as the Company's new officers and directors:

            J. Edward Houston           Chairman/President/Director
            Richard Colletta            Chief Financial Officer/Secretary
            Michael W. Rauch             Director

         The Company intends to enter the financial services industry. In this connection, the Company's unamortized website which was designed as a virtual travel storefront was abandoned and charged to expense.

         During May 2003, the Company officer paid $6,500 to vendors of the Company that were previously accrued for. The Company officer does not expect repayment of the expenses paid and the Company is not obligated to make such repayment, therefore, the Company has recorded the expenses as a contribution to its capital by the officer.

                              HILLSBORO GROUP, INC.
                              ---------------------
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                      -------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2003
                                  -------------
                                   (UNAUDITED)
                                   -----------

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $29,567 during the period January 3, 2001 (inception) to June 30, 2003 and does not have a cash balance at June 30, 2003. Therefore, it will be necessary for the Company officers to advance funds to the Company until such time as additional financing is available. There can be no assurance that the Company officers will have, or will be willing to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company is in a pre-launch period. The Company intends to become a diversified financial services and real estate holding company. Our objective is to build a leading boutique financial services and real estate firm; achieving optimal growth across all platforms-whether in market share, clients, profitability or opportunities for our people. Included under the corporate umbrella, will be the following: We intend to provide investment banking, institutional sales and trading, specialized asset management as well as alternative financing products and services. There is no assurance that the Company will be able to achieve these goals.


Liquidity and Capital Resources

         At June 30, 2003 the Company had little cash or other assets on hand.

Item 3.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending legal proceedings and the Company is not aware of any threatened legal proceedings to which the Company is a party or to which its property is subject.

Item 2.  Changes in Securities

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         (Not Applicable)

Item 5.  Other Information.

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         31 Section 302 Certification of J. Edward Houston
         32 Section 906 Certification of J. Edward Houston

         (b) Reports on Form 8-K

                  1. 8-K filed with the Commission on May 20, 2003 is incorporated by reference.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: August 26, 2003


                                                /s/ J. Edward Houston
                                                -----------------------
                                                J. Edward Houston,
                                                President