Form 10QSB
period 2003-09-30
HILLSBORO GROUP INC
filed 2003-11-19
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended September 30, 2003.

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

                              Hillsboro Group, Inc.


PART  I:                FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheet, September 30, 2003
                  Statement of Operations, September 30, 2003
                  Statement of Cash, September 30, 2003

         Item 2 Management's discussion and analysis of financial condition and results of operations

PART  II:               OTHER INFORMATION

         Item 1   Legal Proceedings

         Item 2   Changes in Securities

         Item 3   Defaults Upon Senior Securities

         Item 4   Submission of Matters to a Vote of Security Holders

         Item 5   Other Information

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS
                                     ------


         Total Assets                                                  $      0
                                                                       ========
                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

Current Liabilities:

   Accounts Payable                                                    $  1,380
   Accrued Expenses                                                       1,233
                                                                       --------

         Total Current Liabilities                                     $  2,613

Stockholders' (Deficit):
------------------------
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                                      $ 28,600
   (Deficit) Accumulated During the Development Stage                   (31,213)
                                                                       --------

         Total Stockholders' (Deficit)                                   (2,613)
                                                                       --------

         Total Liabilities and Stockholders' (Deficit)                 $      0
                                                                       ========


See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND THE
          PERIOD FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                       Nine Months Ended             Inception
                                                     Sept. 30         Sept. 30          to
                                                        2003            2002          9/30/03
                                                   ------------    ------------    ------------
Revenue                                            $         --    $         --    $         --
-------                                            ------------    ------------    ------------

Operating Expenses:
-------------------
   Amortization                                    $        424    $        636    $      1,510
   Hosting Fees and Other Internet Expenses                 245             815           1,390
   Office Supplies and Bank Charges                          23             134             234
   Organization and Start Up Costs                           --              --           8,600
   Professional Fees                                      3,597           1,710          13,960
   Rent                                                      --              --             320
   Transfer and Filing Fees                               1,050           2,900           4,126
                                                   ------------    ------------    ------------
         Total Operating Expenses                  $      5,339    $      6,195    $     30,140

Other Expenses:
---------------
   Interest                                                  --              83              83
   Abandonment of Website                                   990              --             990
                                                   ------------    ------------    ------------
Income (Loss) Before Tax Provision (Credit)        $     (6,329)   $     (6,278)   $    (31,213)
                                                   ------------    ------------    ------------
Provision for Income Tax (Credit):
----------------------------------
   Federal Income Tax                              $         --    $         --    $         --
   State Income Tax                                          --              --              --
                                                   ------------    ------------    ------------
         Total Provision for Income Tax (Credit)   $         --    $         --    $         --
                                                   ------------    ------------    ------------
Net Income (Loss)                                  $     (6,329)   $     (6,278)   $    (31,213)
                                                   ============    ============    ============

Per Share Information:
----------------------
   Basic and Diluted Income (Loss)
      Per Share                                    $         --    $         --    $         --
                                                   ------------    ------------    ------------
Weighted Average Shares of Common Stock              22,076,200      12,779,904      15,590,350
                                                   ============    ============    ============


See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        Three Months Ended
                                                   ----------------------------
                                                     Sept.30         Sept. 30
                                                       2003             2002
                                                   ------------    ------------

Revenue                                            $         --    $         --
-------                                            ------------    ------------

Operating Expenses:
-------------------
   Amortization                                    $         --    $        212
   Hosting Fees and Other Internet Expenses                  --             105
   Office Supplies and Bank Charges                          --              54
   Organization and Start Up Costs                           --              --
   Professional Fees                                      1,646             200
   Rent                                                      --              --
   Transfer and Filing Fees                                  --           1,900
                                                   ------------    ------------
         Total Operating Expenses                  $      1,646    $      2,471

Other Expenses:
---------------
   Interest                                                  --              83
   Abandonment of Website                                    --              --
                                                   ------------    ------------
Income (Loss) Before Tax Provision (Credit)        $     (1,646)   $     (2,554)
                                                   ------------    ------------

Provision for Income Tax (Credit):
----------------------------------
   Federal Income Tax                              $         --    $         --
   State Income Tax                                          --              --
                                                   ------------    ------------
         Total Provision for Income Tax (Credit)   $         --    $         --
                                                   ------------    ------------

Net Income (Loss)                                  $     (1,646)   $     (2,554)
                                                   ============    ============

Per Share Information:
----------------------
   Basic and Diluted Income (Loss)
      Per Share                                    $         --    $         --
                                                   ------------    ------------

Weighted Average Shares of Common Stock              22,076,200      14,187,311
                                                   ============    ============


See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND THE
          PERIOD FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                          Nine Months Ended     Inception
                                                         Sept. 30    Sept. 30       to
                                                           2003        2002       9/30/03
                                                         --------    --------    --------
Cash Flows From Operating Activities:
-------------------------------------
   Net (Loss)                                            $ (6,329)   $ (6,278)   $(31,213)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                         424         637       1,510
         Organization Costs Contributed by Shareholder         --          --         500
         Common Stock Issued for Services                      --          --       3,200
         Abandonment of Website                               990          --         990
   Change in Assets and Liabilities:
      Decrease (Increase) in Notes Receivable                 400          --          --
     (Decrease) Increase in Current Liabilities              (194)      1,305      10,013
                                                         --------    --------    --------

         Net Cash (Used) by Operating Activities         $ (4,709)   $ (4,336)   $(15,000)
                                                         --------    --------    --------

Cash Flows From Investing Activities:
-------------------------------------
   Addition to Website Costs                             $     --    $     --    $ (2,500)
                                                         --------    --------    --------
         Net Cash (Used in) Investing Activities         $     --    $     --    $ (2,500)
                                                         --------    --------    --------
Cash Flows From Financing Activities:
-------------------------------------
   Issuance of Common Stock for Cash                     $     --    $ 10,000    $ 17,500
                                                         --------    --------    --------
         Net Cash Provided by Financing Activities       $     --    $ 10,000    $ 17,500
                                                         --------    --------    --------
         Net Increase (Decrease) in Cash and Cash
            Equivalents                                  $ (4,709)   $  5,664    $     --

Cash and Cash Equivalents at the Beginning
------------------------------------------
   of Period                                                4,709       2,668         -0-
   ---------                                             --------    --------    --------

Cash and Cash Equivalents at the End of Period           $    -0-    $  8,332    $     --
                                                         ========    ========    ========


See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND THE
          PERIOD FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                          Nine Months Ended      Inception
                                                         Sept. 30    Sept. 30       to
                                                           2003         2002      9/30/03
                                                         --------    --------    --------
Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                                  $     --    $     --    $     83
                                                         --------    --------    --------
      Income Taxes                                       $     --    $     --    $     --
                                                         ========    ========    ========

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION AND OTHER MATTERS
------------------------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

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

         During May and July 2003 , the Company officer paid $7,400 to vendors of the Company that were previously accrued for. The Company officer does not expect repayment of the expenses paid and the Company is not obligated to make such repayment, therefore, the Company has recorded the expenses as a contribution to its capital by the officer.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $31,213 during the period January 3, 2001 (inception) to September 30, 2003 and does not have a cash balance at September 30, 2003. Therefore, it will be necessary for the Company officers to advance funds to the Company until such time as additional financing is available. There can be no assurance that the Company officers will have, or will be willing to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.

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

 PART II  OTHER INFORMATION

Item 1 Legal Proceedings

         There are no pending legal proceedings and the Company is not aware of any threatened legal proceedings to which the Company is a party or to which its property is subject.

Item 2  Changes in Securities

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3  Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         (Not Applicable)

Item 5. Other Information.

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

         31 Section 302 Certification of Edward J. Houston
         32 Section 906 Certification of Edward J. Houston

         (b) Reports on Form 8-K

         1. None.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: November 18, 2003


                                                  /s/ J. Edward Houston
                                                  ------------------------
                                                  J. Edward Houston,
                                                  President