Form 10KSB
period 2003-12-31
HILLSBORO GROUP INC
filed 2004-05-04
CIK 1201259

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

                           Commission File No: 0-50057

                             Hillsoboro Group, Inc.
                     (Name of small business in its charter)

         Florida                                          65-1019723
         -------                                          ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
  of Incorporation)

                           2436 North Federal Highway
            Address of Principal Executive Office (street and number)

                           Lighthouse Point, FL 33064
                            City, State and Zip Code

                    Issuer's telephone number: (954) 472-7971

Securities registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [X] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     We were incorporated in the state of Florida on January 3, 2001 and our headquarters are located at 2436 North Federal Highway, Lighthouse Point, FL 33064

     We were originally a division of e-Miracle Network, Inc. ("e-Miracle), a Florida corporation. E-Miracle was incorporated on July 15, 1999 and was in the business of an online service provider and Internet shopping mall developer. In essence, e-Miracle was a private Internet community (the "Intranet") providing its members educational material, travel opportunities, entertainment information and the ability to earns profits by combining network marketing with the speed and dynamics of the Internet. However, due to undercapitalization and credit problems, e-Miracle filed a Chapter 11 Bankruptcy proceeding in the United States Bankruptcy Court, Southern District of Florida, Miami Division, Case Number 00-18144-BKC-AJC. (The "Bankruptcy"). We were a division of e-Miracle when e-Miracle filed bankruptcy. Subsequently, we were incorporated pursuant to and in accordance with e-Miracles' Amended Plan of Reorganization.

     Since we were not  successful in achieving  our goals,  we moved in another direction. Currently, we are in a pre-launch period. We intends to become a diversified financial services and real estate holding company. Our objective is to build a leading boutique financial services and real estate firm; achieving optimal growth across all platforms-whether in market share, clients, profitability or opportunities for our people. Included under the corporate umbrella, will be the following: We intend to provide investment banking, institutional sales and trading, specialized asset management as well as alternative financing products and services. There is no assurance that we will be able to achieve these goals.

Competition.

     We face competition from other companies in the industry, most of which are better established and better financed than we are. There is no assurance that we will be able to successfully compete with these companies.

Intellectual Property.

     We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation.

     Our operations will be subject to extensive and ever-changing federal, state and local laws and regulation by government agencies, such as the United States Occupational Safety and Health Administration ("OSHA"). We are subject to significant compliance burdens from this extensive regulatory framework that may substantially increase our operational costs.

Research and development.

     We have spent no time or money on research or development since our inception.

Employees.

     We currently have no employees. Our president and director, Joseph Camillo will be responsible for implementing our proposed plan of operations and directing our operations.

Government Regulation

     Other than be subject to regulation under the Exchange Act, we do not believe that we are currently subject to government regulations.

Patents

     We have no patents, nor are we in the process of trying to obtain any patents at this time.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company currently subleases square feet of office space located at 2436 North Federal Highway Lighthouse Point, FL 33064

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders Company during the fourth quarter of the fiscal year which ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is listed for trading in the over-the-counter market through the NASD OTC Electronic Bulletin Board under the symbol "HLBO". However, to date, our common stock has not actively traded. Our securities are currently held of record by a total of approximately 698 persons.

     No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

     If a market does develop for our common stock, there is a likelihood that the Penny Stock regulations would impact on that market. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of $5.00 or less. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     We have never had revenues from operations. The losses accumulated since inception were incurred for formation and reinstatement costs of the Company and operating expenses since formation. We do not expect costs of this nature, with the exception of the minimal operating expenses, to continue in the future, but there can be no assurance that similar expenses will not be incurred.

LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 2003, we had no material cash or other assets with which to conduct operations. There can be no assurance that we will be able to complete our business plan and to exploit fully any business opportunity that management may be able to locate on our behalf. Company. Management believes that we have has inadequate working capital to pursue any operations at this time, and as such we intend to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We do not intend to pay dividends in the foreseeable future. As of the end of the reporting period, we had not material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

     We remain in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.

ITEM 7.

     See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-KSB that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's fourth quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                            Age                Positions Held
----                            ---                --------------
J. Edward Houston                                  President/Director

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

BIOGRAPHICAL INFORMATION

     J. Edward Houston is a partner in the law firm of Houston & Shahady, P.A. and has practiced law for forty years and served six years as a United States Bankruptcy Judge. He was President, CEO and a Director of Barnett Bank of South Florida for six years; Chairman of the Board, President and CEO of South Florida Savings & Loan for two years; Chairman of the Board, President and CEO of Old Dominion Insurance Co., Property and Casualty Issuer, for five years. More recently, Mr. Houston was President and CEO of Port Dania, Inc. and Savoy Shipping Company. He has been a member of the Board of Directors of Avatar Holdings, Inc., Barnett Leasing Company, Barnett Bank Trust Company and Great American Bank. Mr. Houston holds degrees from Stetson University and Stetson College of Law and has lived in the Fort Lauderdale area for the past sixty years.

EMPLOYEES

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         As of December 31, 2003, there were 22,076,200 shares of our common stock, no par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.
                                                     Amount of
Title of Class                 Beneficial Owner      Ownership    Percent
--------------                 ----------------      ---------    -------
Common                         J. Edward Houston         -0-        -0-
Common                         Theodore Molinari     19,380,000     87.79%

All officers and directors
as a Group:                          -0-                 -0-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

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

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 0-50057.

31.1           Officers's   Certification   Pursuant  to  Section  302  Provided
               herewith

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     (1) Audit Fees billed for 2003 (year of inception) for professional services rendered by the principal accountant for the audit of the registrant's annual financial statement and review of financial statements included in the registrant's Form 10-KSB - $2,800.

     (2) Audit-Related fees for 2003 not reported under Item 9(e)(1) of Schedule 14A - none

     (3) Tax Fees for 2003

     (4) All Other Fees for 2003 - none

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           Hillsboro Group, Inc.

                                                           /s/ J. Edward Houston
                                                           ---------------------
                                                           By: J. Edward Houston

Date: May 4, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Edward Houston              President/Director               5/4/04
----------------------
J. Edward Houston

                              HILLSBORO GROUP, INC.
                      FORMERLY E-TRAVEL STORE NETWORK, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Hillsboro Group, Inc.
Formerly e-Travel Store  Network, Inc.
5340 N. Federal Highway, Suite 102
Lighthouse Point, FL 33064

     I have audited the accompanying balance sheet of Hillsboro Group, Inc. (a development stage company) as of December 31, 2003 and December 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2003, December 31, 2002, and the period from inception (January 3, 2001) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hillsboro Group, Inc. (a development stage company) as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, December 31, 2002, and the period from January 3, 2001 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has no assets and has not generated any income resulting in a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     Larry Wolfe
                                                     Certified Public Accountant

April 23, 2004
Miami, Florida

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                           DECEMBER 31, 2003 AND 2002

                                     ASSETS
                                                                    2003        2002
                                                                  --------    --------
Current Assets:
   Cash                                                           $   --      $  4,709
   Loan Receivable                                                    --           400
                                                                  --------    --------

         Total Current Assets                                     $   --      $  5,109

Other Assets:
      Website Costs (less accumulated amortization)                   --         1,414
                                                                  --------    --------

         TOTAL ASSETS                                             $   --      $  6,523
                                                                  ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                                               $  2,375    $    124
   Accrued Expenses                                                  6,050      10,083
                                                                  --------    --------
         Total Current Liabilities                                $  8,425    $ 10,207
                                                                  --------    --------
Stockholders' Equity (Deficit):
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                                 $ 28,600    $ 21,200
   (Deficit) Accumulated During the Development
      Stage                                                        (37,025)    (24,884)
                                                                  --------    --------
         Total Stockholders' Equity (Deficit)                     $ (8,425)   $ (3,684)
                                                                  --------    --------
         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                                      $   -0-     $  6,523
                                                                  ========    ========

See accompanying Notes to Financial Statements

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002, AND
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2003

                                                                                Inception
                                                                               Jan. 3, 2001
                                                Year Ended      Year Ended          to
                                              Dec. 31, 2003   Dec. 31, 2002   Dec. 31, 2003
                                              -------------   -------------   -------------
Revenue                                        $       --      $       --      $       --
                                               ------------    ------------    ------------
Operating Expenses:
   Amortization                                $        424    $        849    $      1,510
   Bank Charges                                          23             164             187
   Hosting Expense                                      245             920           1,390
   Office Supplies                                     --              --                47
   Organization and Start Up Costs                     --             5,500           8,600
   Professional Fees                                  6,959           4,518          17,322
   Rent                                                --              --               320
   Taxes and Licenses                                   750            --               750
   Transfer Fees and Filing Fees                      2,750           2,076           5,826
                                               ------------    ------------    ------------
      Total Operating Expenses                 $     11,151    $     14,027    $     35,952

Other Expenses:
   Interest Expense                                    --                83              83
   Impairment of Website                                990            --               990
                                               ------------    ------------    ------------
Income (Loss) Before Tax Provision (Credit)    $    (12,141)   $    (14,110)   $    (37,025)
                                               ------------    ------------    ------------
Provision for Income Tax (Credit)
   Federal Income Tax                          $       --      $       --      $       --
   State Income Tax                                    --              --              --
                                               ------------    ------------    ------------
      Total Provision for Income Tax (Credit)  $       --      $       --      $       --
                                               ------------    ------------    ------------
      Net Income (Loss)                        $    (12,141)   $    (14,110)   $    (37,025)
                                               ============    ============    ============
Per Share Information:
   Basic and Diluted Income (Loss) Per Share   $       --      $       --      $       --
                                               ============    ============    ============
Weighted Average Shares of Common Stock
   Outstanding                                   22,076,200      14,596,848      16,142,716
                                               ============    ============    ============

See accompanying Notes to Financial Statements.

                             HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2003

                                                                         Common Stock
                                                    Total         ------------------------
                                                Stockholders'       Number                      Accumulated
                                                   Equity          of Shares       Amount         Deficit
                                                  --------        ----------       -------       --------
Issuance of Common Stock for Cash
   on January 3, 2001 @ .00075 per share          $  7,500        10,000,000       $ 7,500       $   --

Issuance of Common Stock issued in
   exchange for certain  properties pre-
   viously owned by e-Miracle Network,
   Inc. (See Note "B") @.00125 per share             2,600         2,071,200         2,600           --

Issuance of Common Stock issued in
   exchange for legal fees at the fair
   value of the legal fees @ .12 per share             600             5,000           600           --

Organization Costs Contributed by
   Shareholder                                         500              --             500           --

Net (Loss) for the Period January 3,
   2001 to December 31, 2001                       (10,774)             --            --          (10,774)
                                                  --------        ----------       -------       --------
Balance at December 31, 2001                      $    426        12,076,200       $11,200       $(10,774)

Issuance of Common Stock for Cash
   on September 19, 2002 @ .001 per share           10,000        10,000,000        10,000           --

Net (Loss) for the Year Ended
   December 31, 2002                               (14,110)             --            --          (14,110)
                                                  --------        ----------       -------       --------
Balance at December 31, 2002                      $ (3,684)       22,076,200       $21,200       $(24,884)

Payment of Accrued Expenses by Company
   Officer/Stockholder using personal funds
   Officer/Stockholder has no intention of
   being reimbursed by the Company                   7,400              --           7,400           --

Net (Loss) for the Year Ended
   December 31, 2003                               (12,141)             --            --          (12,141)
                                                  --------        ----------       -------       --------
Balance at December 31, 2003                      $ (8,425)       22,076,200       $28,600       $(37,025)
                                                  ========        ==========       =======       ========

See accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2002 AND
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2003

                                                                                             Inception
                                                                                           Jan. 3, 2001
                                                            Year Ended      Year Ended          to
                                                          Dec. 31, 2003    Dec. 31, 2002  Dec. 31, 2003
                                                          -------------    -------------  -------------
Cash Flows From Operating Activities:
   Net (Loss)                                                $(12,141)       $(14,110)       $(37,025)

   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                             424             849           1,510
         Organization Costs Contributed by Shareholder           --              --               500
   Common Stock Issued for Organization Costs and
      Licenses                                                   --              --             2,600
   Common Stock Issued for Legal Fees                            --              --               600
   Impairment of Website                                          990            --               990
   Change in Assets and Liabilities:
      Decrease (Increase) in Loans Receivable                     400            (400)           --
      (Decrease) Increase in Current Liabilities                5,618           5,702          15,825
                                                             --------        --------        --------
         Net Cash (Used) by Operating Activities             $ (4,709)       $ (7,959)       $(15,000)
                                                             --------        --------        --------
Cash Flows From Investing Activities:
   Addition to Website Costs                                 $   --          $   --          $ (2,500)
                                                             --------        --------        --------
      Net Cash (Used in) Investing Activities                $   --          $   --          $ (2,500)
                                                             --------        --------        --------
Cash Flows From Financing Activities:
   Issuance of Common Stock for Cash                         $   --          $ 10,000        $ 17,500
                                                             --------        --------        --------
      Net Cash Provided by Financing Activities              $   --          $ 10,000        $ 17,500
                                                             --------        --------        --------
      Net (Decrease) in Cash and Cash Equivalents            $ (4,709)       $  2,041        $  -0-

Cash and Cash Equivalents at the Beginning
 of Period                                                      4,709           2,668           -0-
                                                             --------        --------        --------
Cash and Cash Equivalents at the End of Period               $  -0-          $  4,709        $  -0-
                                                             ========        ========        ========
Additional Cash Flow Information:
   Cash Paid During the Period for
      Interest (non capitalized)                             $   --          $     83        $     83
                                                             ========        ========        ========
      Income Taxes                                           $   --          $   --          $   --
                                                             ========        ========        ========
Non-Cash Transaction - Payment of current
   liabilities by shareholder and contributed
   to equity                                                 $  7,400        $   --          $  7,400
                                                             ========        ========        ========

See accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Organization and Development Stage Activities

     The Company was incorporated in Florida on January 3, 2001 and is in its development stage. To date, the Company's activities have been limited to organization and capital formation. The Company changed its name from e-Art Network, Inc. to e-Travel Store Network, Inc. in October, 2002, and again changed its name to Hillsboro Group, Inc. on May 16, 2003. Also, on May 16, 2003, Susan Parker, former President and Director of the Company, sold her 20,000,000 shares of the Company's common stock to a group headed by Theodore Molinari. Susan Parker resigned as President and Director of the Company and the following were appointed as the Company's new officers and directors:

          J. Edward Houston             Chairman/President/Director
          Richard Colletta              Chief Financial Officer/Secretary
          Michael W. Rauch              Director

     The Company currently intends to enter the financial services industry. In this connection, the Company's unamortized website which was designed as a virtual travel storefront was charged to impairment expense.

     Previously, the Company intended to participate in the VSTORE Virtual Storefront Network. This participation would allow the Company to set up a storefront to market products that will be owned, billed, and shipped by VSTORE. The Company would be paid a commission on any orders that have been delivered and are no longer covered by the VSTORE return program (usually 30 days from the date of delivery).

     Hillsboro Group, Inc. is one of a group of thirteen (13) commonly owned companies formed or to be formed in connection with the Plan of Reorganization (amended) of e-Miracle Network, Inc. Debtor. The amended Plan of Reorganization of e-Miracle Network, Inc. was approved by the United States Bankruptcy Court, Southern District of Florida, Miami Division, on March 6, 2001. In addition to certain payment plans and distribution of stock in the Reorganized Debtor (e-Miracle Network, Inc.), the investor group and creditors of the debtor will be entitled to distribution of stock in thirteen (13) separate companies formed to support the Debtor's (e-Miracle Network, Inc.) reorganization and product sales. The plan provides the stock will be issued pursuant to the exemption from registration set forth in 11 U.S.C. ss.1145 and pursuant to Section 3(a)(7) of the Securities Act of 1933 as amended. Under the plan, the investors group has agreed to invest $5,000 to $10,000 per entity to complete their business model, facilitate operations and to complete research and development. e-Miracle Network, Inc. (the Reorganized Debtor) will enter into marketing agreements with these companies. If these entities complete research and development, the investor group will make available to these entities one line of credit of $250,000 for working capital as needed once these entities begin business operations.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

2.   Intangible Assets

     The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During 2003, the Company determined that the net book value of the website indicated in Note A-1, may not be recoverable and recorded an impairment loss of $990.

     Intangible assets at the balance sheet date consist of a website that is carried at cost. The Company amortizes this asset on a straight-line basis over three years. The website was purchased from an entity that was considered to be a related party. (See Note C.)

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

5.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to asset lives and accrued expenses.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

6.   Financial Instruments

     The Company's short-term financial instruments consist of cash and cash equivalents, receivables and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the period the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

7.   Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's existence. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock-based compensation during the period presented.

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

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

10.  Segments

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

11.  Pensions and Other Post-Retirement Benefits

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

13.  Advertising Costs

     Advertising costs generally will be charged to operations in the year incurred. The Company has not incurred any advertising costs from its inception to December 31, 2003.

                             HILLSBORO GROUP, INC..
                      FORMERLY e-TRAVEL STORE NETWORK, INC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

14.  Start-Up and Organization Costs

     Start-up and organization costs are accounted for under the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-up Activities". Adopted by the Company at its inception, SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The Company has charged $8,600 of organization costs and $5,826 of transfer costs to operations during the period ended December 31, 2003.

15.  Revenue Recognition

     Financial services income will be generally recognized when the services are performed and accepted by the client.

     Commission income from product sales is recognized when the related goods are delivered by VSTORE Virtual Storefront Network and the goods are no longer covered by their return program which is usually 30 days from the date of delivery. (See Note A-1.) The Company did not earn any revenue through December 31, 2003.

16.  Business Concentrations

     Commission income and other income of the Company will be dependent upon the financial services industry and, therefore, are subject upon the economic conditions of the financial market place. Changes in this industry may significantly affect management's estimates and the Company's performance.

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

     The Company has not provided either a provision or a credit for income taxes due to recurring losses from inception.

     Operating loss carryforwards are no longer available to the Company as approximately 90% of its common shares (control) was transferred on May 16, 2003 to a new group (Notes A-1 and B).

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

18.  Environmental Cleanup Matters

     The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.

19.  Gains and Losses from Extinguishment of Debt

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The Company adopted this pronouncement on January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations or financial position.

20.  Guarantor's Accounting

     In November 2002 the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5 Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisisons of FIN 45 effective December 31, 2002 and its adoption is not expected to have a material impact on the Company's results of operations or financial position.

21.  Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not believe thta FIN 46 will have a significant impact on the Company's financial statements.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE B - STOCKHOLDERS' EQUITY

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

     During May and July 2003, the Company officers paid $7,400 to vendors of the Company that were previously accrued for. The Company officers do not expect repayment of the expenses paid and the Company is not obligated to make such repayment, therefore, the Company has recorded the payment as a contribution to its capital by the officers.

     As indicated in Note A-1, on May 16, 2003 Susan Parker, former President and Director of the Company, sold 20,000,000 of her shares of common stock (approximately 90% of the Company's issued and outstanding shares of common stock) to a group headed by Theodore Molinari.

NOTE C - RELATED PARTY TRANSACTIONS

     The Company acquired its website for $2,5000 from an entity that is considered to be a related party. This entity will provide website hosting on a month to month agreement at a cost of $75 per month. Effective September 1, 2001, the Company signed a sublease agreement to lease office space and utilities for a period of 42 months at $100 per month from an entity that is considered to be a related party. The lease was terminated January 31, 2002. The Company owed related parties $ 105 at December 31, 2002. The Company is owed $400 from related parties at December 31, 2002.

                              HILLSBORO GROUP, INC.
                      FORMERLY e-TRAVEL STORE NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

     The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

NOTE D - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE E - SUBSEQUENT EVENTS, COMMITMENTS AND OTHER MATTERS

     The Company does not carry general and product liability insurance at this time and is effectively self-insured. This matter is expected to be revisited by the Company once business operations commence.

NOTE F - TERMINATION OF LEASE OBLIGATIONS

     Effective January 31, 2002, by mutual consent, the operating sublease for facilities and utilities from September 1, 2001 to March 1, 2005 from a related party was terminated without cost to the Company.

NOTE G - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

     However, the Company has no assets at December 31, 2003, and has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company has incurred net losses of approximately $37,000 from inception (January 3, 2001) to December 31, 2003. Therefore, it will be necessary for Company officers to advance funds to the Company until such time as additional financing is available. There can be no assurance that the Company officers will have, or will be willing, to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.