Form 10QSB
period 2004-03-31
HILLSBORO GROUP INC
filed 2004-06-01
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 2004.

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

       For the transition period _____________ to _____________

                         Commission file number: 0-50057

                              Hillsboro Group, Inc.
              (Exact name of Small Business Company in its charter)

                     Florida                           59-1019723
            (State or other jurisdiction             (IRS Employer
               of incorporation)                 Identification Number)

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

                              Hillsboro Group, Inc.


PART I:           FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheet, March 31, 2004
                  Statement of Operations, March 31, 2004
                  Statement of Cash, March 31, 2004

         Item 2 Management's discussion and analysis of financial condition and results of operations



PART II:          OTHER INFORMATION

                  Item 1  Legal Proceeding

                  Item 2  Changes in Securities

                  Item 3  Defaults Upon Senior Securities

                  Item 4  Submission of Matters to a Vote of Security Holders

                  Item 5  Other Information
                          (Not Applicable)

                  Item 6. Exhibits and Reports on Form 8-K.

                      (a) Exhibits

                          31.1 Section 302 Certification of Edward J. Houston
                          32.1 Section 906 Certification of Edward J. Houston

                      (b) Report on Form 8-K

                       1. None.

                              HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS
                                     ------


         Total Assets                                            $      0
                                                                 ========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
   Accounts Payable                                              $  3,600
   Accrued Expenses                                                 4,025
                                                                 --------

         Total Current Liabilities                               $  7,625

Stockholders' (Deficit):
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                                $ 30,975
   (Deficit) Accumulated During the Development Stage             (38,600)
                                                                 --------

         Total Stockholders' (Deficit)                             (7,625)
                                                                 --------

         Total Liabilities and Stockholders' (Deficit)           $      0
                                                                 ========


See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                           Three Months Ended
                                                     ------------------------------       Inception
                                                       March 31         March 31             to
                                                          2004            2003             3/31/04
                                                     ------------      ------------      ------------
Revenue                                              $         --      $         --      $         --
-------                                              ------------      ------------      ------------

Operating Expenses:
-------------------
   Amortization                                      $         --      $        212      $      1,510
   Hosting Fees and Other Internet Expenses                    --               105             1,390
   Office Supplies and Bank Charges                            --                21               234
   Organization and Start Up Costs                             --                --             8,600
   Professional Fees                                          900               933            18,222
   Rent                                                        --                --               320
   Taxes and Licenses                                         250                --             1,000
   Transfer and Filing Fees                                   425             1,051             6,251
                                                     ------------      ------------      ------------
         Total Operating Expenses                    $      1,575      $      2,322      $     37,527

Other Expenses:
---------------
   Interest                                                    --                --                83
   Impairment of Website                                       --                --               990
                                                     ------------      ------------      ------------
Income (Loss) Before Tax Provision (Credit)          $     (1,575)     $     (2,322)     $    (38,600)
                                                     ------------      ------------      ------------

Provision for Income Tax (Credit):
----------------------------------
   Federal Income Tax                                $         --      $         --      $         --
   State Income Tax                                            --                --                --
                                                     ------------      ------------      ------------
         Total Provision for Income Tax (Credit)     $         --      $         --      $         --
                                                     ------------      ------------      ------------
Net Income (Loss)                                    $     (1,575)     $     (2,322)     $    (38,600)
                                                     ============      ============      ============

Per Share Information:
----------------------
   Basic and Diluted Income (Loss)
      Per Share                                      $         --      $         --      $         --
                                                     ------------      ------------      ------------
Weighted Average Shares of Common Stock                22,076,200        22,076,200        16,594,504
                                                     ============      ============      ============

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                             Three Months Ended
                                                           ---------------------    Inception
                                                           March 31     March 31       to
                                                             2004         2003       3/31/04
                                                           --------     --------     --------

Cash Flows From Operating Activities:
-------------------------------------
   Net (Loss)                                              $(1,575)     $(2,322)     $(38,600)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                           --          212         1,510
         Organization Costs Contributed by Shareholder          --           --           500
         Common Stock Issued for Services                       --           --         3,200
         Impairment of Website                                  --           --           990
   Change in Assets and Liabilities:
     Increase in Current Liabilities                         1,575          943        17,400
                                                           -------      -------      --------

         Net Cash (Used) by Operating Activities           $     0      $(1,167)     $(15,000)
                                                           -------      -------      --------

Cash Flows From Investing Activities:
-------------------------------------
   Addition to Website Costs                               $    --      $    --      $ (2,500)
                                                           -------      -------      --------
         Net Cash (Used in) Investing Activities           $    --      $    --      $ (2,500)
                                                           -------      -------      --------

Cash Flows From Financing Activities:
-------------------------------------
   Issuance of Common Stock for Cash                       $    --      $    --      $ 17,500
                                                           -------      -------      --------
         Net Cash Provided by Financing Activities         $    --      $    --      $ 17,500
                                                           -------      -------      --------
         Net Increase (Decrease) in Cash and Cash
            Equivalents                                    $     0      $(1,167)     $      0

Cash and Cash Equivalents at the Beginning
------------------------------------------
   of Period                                                     0        4,709             0
   ---------                                               -------      -------      --------

Cash and Cash Equivalents at the End of Period             $     0      $ 3,542      $      0
----------------------------------------------             =======      =======      ========

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2004
                                   (UNAUDITED)

                                                    Three Months Ended
                                                 ------------------------     Inception
                                                   March 31       March 31       to
                                                     2004           2003       3/31/04
                                                  ----------     ----------    -------
Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                           $       --     $       --     $   83
                                                  ----------     ----------     ------
      Income Taxes                                $       --     $       --     $   --
                                                  ==========     ==========     ======

Non Cash Transaction - Payment of Current
   Liabilities by Shareholder and Contributed
   To Equity                                      $    2,375     $       --     $9,775
                                                  ==========     ==========     ======

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004.

         For further information, refer to the financial statements and footnotes thereto of the Company as of December 31, 2003 and the period from inception (January 3, 2001) to December 31, 2003.

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $38,600 during the period January 3, 2001 (inception) to March 31, 2004. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that

                              HILLSBORO GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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


Liquidity and Capital Resources

         At Mach 31, 2004 the Company had little cash or other assets on hand.


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

         Not Applicable.

Item 5.  Other Information.

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         31.1 Section 302 Certification of Edward J. Houston
         32.1 Section 906 Certification of Edward J. Houston

     (b) Reports on Form 8-K

         None.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: June 1, 2004


                                               /s/ J. Edward Houston
                                               ---------------------
                                               J. Edward Houston,
                                               President