Form 10QSB
period 2004-06-30
CAPTECH FINANCIAL GROUP, INC
filed 2004-08-26
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

         For the Quarter ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE
    ACT

         For the transition period _____________ to _____________

                         Commission file number: 0-50057

                          CapTech Financial Group, Inc.
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

                              Hillsboro Group, Inc.
         (Former Name and former address, if changed since last report)

Registrant's Telephone number, including area code: (954) 472-7971

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes [ X ]                 No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 44,152,400 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one):Yes [ ]   No [X]

                              Hillsboro Group, Inc.


PART I: FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheet, June 30, 2004
                  Statement of Operations, June 30, 2004
                  Statement of Cash, June 30, 2004

         Item 2 Management's discussion and analysis of financial condition and results of operations



PART II: OTHER INFORMATION

         Item 1   Legal Proceedings

         Item 2   Changes in Securities

         Item 3   Defaults Upon Senior Securities

         Item 4   Submission of Matters to a Vote of Security Holders

                              HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS


         Total Assets                                                 $      0
                                                                      ========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts Payable                                                   $  4,510
   Accrued Expenses                                                      4,450
                                                                      --------

         Total Current Liabilities                                    $  8,960

Stockholders' (Deficit):
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                                     $ 30,975
   (Deficit) Accumulated During the Development Stage                  (39,935)
                                                                      --------

         Total Stockholders' (Deficit)                                  (8,960)
                                                                      --------

         Total Liabilities and Stockholders' (Deficit)                $      0
                                                                      ========

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2004
                                   (UNAUDITED)

                                                           Six  Months Ended               Inception
                                                       June 30            June 30             to
                                                         2004               2003            6/30/04
                                                     ------------      ------------      ------------
Revenue                                              $         --      $         --      $         --
                                                     ------------      ------------      ------------

Operating Expenses:
   Amortization                                      $         --      $        424      $      1,510
   Hosting Fees and Other Internet Expenses                    --               210             1,390
   Office Supplies and Bank Charges                            --                58               234
   Organization and Start Up Costs                             --                --             8,600
   Professional Fees                                        1,810             1,950            19,132
   Rent                                                        --                --               320
   Taxes and Licenses                                         250                --             1,000
   Transfer and Filing Fees                                   850             1,051             6,676
                                                     ------------      ------------      ------------

         Total Operating Expenses                    $      2,910      $      3,693      $     38,862

Other Expenses:
   Interest                                                    --                --                83
   Impairment of Website                                       --               990               990
                                                     ------------      ------------      ------------

Income (Loss) Before Tax Provision (Credit)          $     (2,910)     $     (4,683)     $    (39,935)
                                                     ------------      ------------      ------------

Provision for Income Tax (Credit):
   Federal Income Tax                                $         --      $         --      $         --
   State Income Tax                                            --                --                --
                                                     ------------      ------------      ------------
         Total Provision for Income Tax (Credit)     $         --      $         --      $         --
                                                     ------------      ------------      ------------

Net Income (Loss)                                    $     (2,910)     $     (4,683)     $    (39,935)
                                                     ============      ============      ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                      $         --      $         --      $         --
                                                     ------------      ------------      ------------
Weighted Average Shares of Common Stock                22,076,200        22,076,200        16,976,876
                                                     ============      ============      ============

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2004
                                   (UNAUDITED)

                                                            Three Months Ended       Inception
                                                           June 30      June 30         to
                                                             2004         2003        6/30/04
                                                           -------      -------      --------
Cash Flows From Operating Activities:
   Net (Loss)                                              $(2,910)     $(4,682)     $(39,935)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                           --          424         1,510
         Organization Costs Contributed by Shareholder          --           --           500
         Common Stock Issued for Services                       --           --         3,200
         Impairment of Website                                  --          990           990
   Change in Assets and Liabilities:
     Increase in Current Liabilities                         2,910       (1,441)       18,735
                                                           -------      -------      --------

         Net Cash (Used) by Operating Activities           $     0      $(4,709)     $(15,000)
                                                           -------      -------      --------

Cash Flows From Investing Activities:
   Addition to Website Costs                               $    --      $    --      $ (2,500)
                                                           -------      -------      --------

         Net Cash (Used in) Investing Activities           $    --      $    --      $ (2,500)
                                                           -------      -------      --------

Cash Flows From Financing Activities:
   Issuance of Common Stock for Cash                       $    --      $    --      $ 17,500
                                                           -------      -------      --------

         Net Cash Provided by Financing Activities         $    --      $    --      $ 17,500
                                                           -------      -------      --------

         Net Increase (Decrease) in Cash and Cash
            Equivalents                                    $     0      $(4,709)     $      0

Cash and Cash Equivalents at the Beginning
   of Period                                                     0        4,709             0
                                                           -------      -------      --------

Cash and Cash Equivalents at the End of Period             $     0      $     0      $      0
                                                           =======      =======      ========


See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2004
                                   (UNAUDITED)

                                                     Three Months Ended       Inception
                                                    June 30       June 30        to
                                                     2004           2003       6/30/04
                                                  ==========     ==========     ======
Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                           $       --     $       --     $   83
                                                  ==========     ==========     ======
      Income Taxes                                $       --     $       --     $   --
                                                  ==========     ==========     ======
Non Cash Transaction - Payment of Current
   Liabilities by Shareholder and Contributed
   To Equity                                      $    2,375     $       --     $9,775
                                                  ==========     ==========     ======

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2004
                                   (UNAUDITED)

                                                       Three Months Ended
                                                    June 30         June 30
                                                      2004            2003
                                                  ------------    ------------

Revenue                                           $         --    $         --
                                                  ------------    ------------

Operating Expenses:
   Amortization                                   $         --    $        212
   Hosting Fees and Other Internet Expenses                 --             105
   Office Supplies and Bank Charges                         --              37
   Organization and Start Up Costs                          --              --
   Professional Fees                                       900           1,017
   Rent                                                     --              --
   Taxes and Licenses                                      250              --
   Transfer and Filing Fees                                425              --
                                                  ------------    ------------

         Total Operating Expenses                 $      1,575    $      1,371

Other Expenses:
   Interest                                                 --              --
   Impairment of Website                                    --             990
                                                  ------------    ------------

Income (Loss) Before Tax Provision (Credit)       $     (1,575)   $     (2,361)

Provision for Income Tax (Credit):
   Federal Income Tax                             $         --    $         --
   State Income Tax                                         --              --
         Total Provision for Income Tax (Credit)  $         --    $         --

Net Income (Loss)                                 $     (1,575)   $     (2,361)
                                                  ============    ============


Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                   $         --    $         --
                                                  ------------    ------------
Weighted Average Shares of Common Stock             22,076,200      22,076,200
                                                  ============    ============

See Accompanying Notes to Financial Statements.

                              HILLSBORO GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $39,935 during the period January 3, 2001 (inception) to June 30, 2004. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that

                              HILLSBORO GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

Liquidity and Capital Resources

         At June 30, 2004 the Company had little cash or other assets on hand.

Other Events

         On July 26, 2004, the Company changed its name to CapTech Financial Group, Inc., to better reflect its intended business. In addition, the Company's Board of Directors approved a 2-1 forward split.

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

Date: August 25, 2004


                                                    /s/ J. Edward Houston
                                                    ---------------------
                                                    J. Edward Houston,
                                                    President