Form 10QSB
period 2004-09-30
CAPTECH FINANCIAL GROUP, INC
filed 2004-12-06
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the Quarter ended September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

    For the transition period _____________ to _____________

                         Commission file number: 0-50057

                          CapTech Financial Group, Inc.
              (Exact name of Small Business Company in its charter)

          Florida                                        59-1019723
(State or other jurisdiction                (IRS Employer Identification Number)
     of incorporation)

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

                              Hillsboro Group, Inc.

PART I:  FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheet, September 30, 2004
                  Statement of Operations, September 30, 2004
                  Statement of Cash, September 30, 2004

         Item 2 Management's discussion and analysis of financial condition and results of operations

PART II: OTHER INFORMATION

         Item 1   Legal Proceedings

         Item 2   Changes in Securities

         Item 3   Defaults Upon Senior Securities

         Item 4   Submission of Matters to a Vote of Security Holders

         Item 5   Other Information

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                         ASSETS

         Total Assets                                                  $      0
                                                                       ========
          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts Payable                                      $  5,210
   Accrued Expenses                                         4,925
                                                         --------

         Total Current Liabilities                                     $ 10,135

Stockholders' (Deficit):
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                        $ 30,975
   (Deficit) Accumulated During the Development Stage     (41,110)
                                                         --------

         Total Stockholders' (Deficit)                                  (10,135)
                                                                       --------

         Total Liabilities and Stockholders' (Deficit)                 $      0
                                                                       ========

                See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                              Three Months Ended
                                                     --------------------------------
                                                       Sept. 30,            Sept. 30,
                                                         2004                 2003
                                                     ------------        ------------
Revenue                                              $         --        $         --
                                                     ------------        ------------

Operating Expenses:
   Amortization                                      $         --        $         --
   Hosting Fees and Other Internet Expenses                    --                  --
   Office Supplies and Bank Charges                            --                  --
   Organization and Start Up Costs                             --                  --
   Professional Fees                                          750               1,646
   Rent                                                        --                  --
   Taxes and Licenses                                          --                  --
   Transfer and Filing Fees                                   425                  --
                                                     ------------        ------------

         Total Operating Expenses                    $      1,175        $      1,646

Other Expenses:
   Interest                                                    --                  --
   Impairment of Website                                       --                  --
                                                     ------------        ------------

Income (Loss) Before Tax Provision (Credit)          $     (1,175)       $     (1,646)
                                                     ------------        ------------

Provision for Income Tax (Credit):
   Federal Income Tax                                $         --        $         --
   State Income Tax                                            --                  --
                                                     ------------        ------------
         Total Provision for Income Tax (Credit)     $         --        $         --
                                                     ------------        ------------

Net Income (Loss)                                    $     (1,175)       $     (1,646)
                                                     ============        ============
Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                      $         --        $         --
                                                     ------------        ------------

Weighted Average Shares of Common Stock                22,076,200          22,076,200
                                                     ============        ============

                See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND THE
          PERIOD FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                Nine  Months Ended
                                                      -----------------------------------          Inception
                                                        Sept. 30,              Sept. 30,              to
                                                          2004                   2003               9/30/04
                                                      ------------           ------------        ------------
Revenue                                               $         --           $         --        $         --
                                                      ------------           ------------        ------------

Operating Expenses:
   Amortization                                       $         --           $        424        $      1,510
   Hosting Fees and Other Internet Expenses                     --                    245               1,390
   Office Supplies and Bank Charges                             --                     23                 234
   Organization and Start Up Costs                              --                     --               8,600
   Professional Fees                                         2,560                  3,597              19,882
   Rent                                                         --                     --                 320
   Taxes and Licenses                                          250                     --               1,000
   Transfer and Filing Fees                                  1,275                  1,051               7,101
                                                      ------------           ------------        ------------

         Total Operating Expenses                     $      4,085           $      5,340        $     40,037

Other Expenses:
   Interest                                                     --                     --                  83
   Impairment of Website                                        --                    990                 990
                                                      ------------           ------------        ------------

Income (Loss) Before Tax Provision (Credit)           $     (4,085)          $     (6,330)       $    (41,110)
                                                      ------------           ------------        ------------

Provision for Income Tax (Credit):
   Federal Income Tax                                 $         --           $         --        $         --
   State Income Tax                                             --                     --                  --
                                                      ------------           ------------        ------------
         Total Provision for Income Tax (Credit)      $         --           $         --        $         --
                                                      ------------           ------------        ------------

Net Income (Loss)                                     $     (4,085)          $     (6,330)       $    (41,110)
                                                      ============           ============        ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                       $         --           $         --        $         --
                                                      ------------           ------------        ------------

Weighted Average Shares of Common Stock                 22,076,200             22,076,200          17,313,587
                                                      ============           ============        ------------

                See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND THE
          PERIOD FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                           ---------------------------       Inception
                                                           Sept. 30,         Sept. 30,          to
                                                              2004              2003         9/30/04
                                                           ---------         ---------       ---------
Cash Flows From Operating Activities:
   Net (Loss)                                               $(4,085)         $(6,330)       $(41,110)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                            --              424           1,510
         Organization Costs Contributed by Shareholder           --               --             500
         Common Stock Issued for Services                        --               --           3,200
         Impairment of Website                                   --              990             990
   Change in Assets and Liabilities:
     Increase in Current Liabilities                          4,085              207          19,910
                                                            -------          -------        --------

         Net Cash (Used) by Operating Activities            $     0          $(4,709)       $(15,000)
                                                            -------          -------        --------

Cash Flows From Investing Activities:
   Addition to Website Costs                                $    --          $    --        $ (2,500)
                                                            -------          -------        --------

         Net Cash (Used in) Investing Activities            $    --          $    --        $ (2,500)
                                                            -------          -------        --------

Cash Flows From Financing Activities:
   Issuance of Common Stock for Cash                        $    --          $    --        $ 17,500
                                                            -------          -------        --------

         Net Cash Provided by Financing Activities          $    --          $    --        $ 17,500
                                                            -------          -------        --------

         Net Increase (Decrease) in Cash and Cash
            Equivalents                                     $     0          $(4,709)       $      0

Cash and Cash Equivalents at the Beginning
   of Period                                                      0            4,709               0
                                                            -------          -------        --------
Cash and Cash Equivalents at the End of Period              $     0          $     0        $      0
                                                            =======          =======        ========

Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                                     $    --          $    --        $     83
                                                            -------          -------        --------
      Income Taxes                                          $    --          $    --        $     --
                                                            =======          =======        ========

Non Cash Transaction - Payment of Current
   Liabilities by Shareholder and Contributed
   To Equity                                                $ 2,375          $    --        $  9,775
                                                            =======          =======        ========

                See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004.

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $41,110 during the period January 3, 2001 (inception) to September 30, 2004. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that the Company officer will have, or will be willing to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.

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

Liquidity and Capital Resources

         At September 30, 2004 the Company had little cash or other assets on hand.

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

Item 3   Defaults Upon Senior Securities

         Not Applicable.

Item 4   Submission of Matters to a Vote of Security Holders.

         (Not Applicable)

Item 5   Other Information.

         (Not applicable)

Item 6   Exhibits and Reports on Form 8-K.

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

Date: September 25, 2004


                                   /s/ J. Edward Houston
                                   ---------------------
                                   J. Edward Houston,
                                   President