Form 10KSB
period 2004-12-31
CAPTECH FINANCIAL GROUP, INC
filed 2005-05-18
CIK 1201259

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X]Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

                           Commission File No: 0-50057

                          Captech Financial Group, Inc.
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

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 132,457,200 as of May 17, 2005. Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

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

Employees.

         We currently have no employees. Our president and director, will be responsible for implementing our proposed plan of operations and directing our operations.

Government Regulation
---------------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders Company during the fourth quarter of the fiscal year which ended December 31, 2004.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock is listed for trading in the over-the-counter market through the NASD OTC Electronic Bulletin Board under the symbol "CTFG". However, to date, our common stock has not actively traded. Our securities are currently held of record by a total of approximately 698 persons.

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

         As of the date of this registration, we had 599 holders of record of our common stock. There is currently one class of common stock outstanding.
                                                          5

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         On December 31, 2004, we had no material cash or other assets with which to conduct operations. There can be no assurance that we will be able to complete our business plan and to exploit fully any business opportunity that management may be able to locate on our behalf. Company. Management believes that we have has inadequate working capital to pursue any operations at this time, and as such we intend to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We do not intend to pay dividends in the foreseeable future. As of the end of the reporting period, we had not material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

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

EMPLOYEES
---------

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


                                         Amount of
Title of Class   Beneficial Owner        Ownership          Percent

Common           J. Edward Houston               -0-          -0-
Common           Theodore Molinari       116,280,000        87.79%

All officers and directors
as a Group:                                      -0-          -0-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.
                                        8

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit                        Document
 No.
3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10- SB filed with the Securities and Exchange Commission under File No. 0-50057.

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 0-50057.

31.1     Officers's Certification Pursuant to Section 302 Provided herewith

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         (1) Audit Fees billed for 2004 (year of inception) for professional services rendered by the principal accountant for the audit of the registrant's annual financial statement and review of financial statements included in the registrant's Form 10-KSB $5,000.

         (2) Audit-Related fees for 2003 not reported under Item 9(e)(1) of
Schedule 14A - none

         (3) Tax Fees for 2004 $500

         (4) ) All Other Fees for 2003 - none

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Hillsboro Group, Inc.


                                                 By: /s/ J. Edward Houston
                                                 -------------------------
                                                         J. Edward Houston

Date: May 17, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Edward Houston            President/Director           5/17/05
----------------------                                        -------
    J. Edward Houston

                          Captech Financial Group, Inc.
                          -----------------------------
                         Formerly Hillsboro Group, Inc.
                         ------------------------------
                              Financial Statements
                              --------------------
                           December 31, 2004 and 2003
                           --------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Captech Financial Group, Inc.
Formerly Hillsboro Group, Inc.
2436 N. Federal Highway, Suite 207
Lighthouse Point, FL 33064


         I have audited the accompanying balance sheet of Captech Financial Group, Inc. (a development stage company) as of December 31, 2004 and December 31, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2004, December 31, 2003, and the period from inception (January 3, 2001) to December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captech Financial Group, Inc. (a development stage company) as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, December 31, 2003, and the period from January 3, 2001 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


                                                  Larry Wolfe
                                                  Certified Public Accountant

May 4, 2005
Miami, Florida

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

                                     ASSETS
                                     ------
                                                          2004         2003
                                                         ------       ------
Current Assets:

         TOTAL ASSETS                                   $    --       $   --
                                                        =======       ======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                     $ 14,869      $  2,375
   Accrued Expenses                                        5,450         6,050
                                                        --------      --------

         Total Current Liabilities                      $ 20,319      $  8,425
                                                        --------      --------

Stockholders' Equity (Deficit):
-------------------------------
   Capital Stock - Common, no par value,
      200,000,000 shares authorized,
      132,457,200 shares issued and outstanding          $ 33,575      $ 28,600
   (Deficit) Accumulated During the Development
      Stage                                               (53,894)      (37,025)
                                                         --------      --------

         Total Stockholders' Equity (Deficit)            $(20,319)     $ (8,425)
                                                         --------      --------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                             $    -0-     $     -0-
                                                         ========     =========

See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
        FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003, AND
        ----------------------------------------------------------------
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2004
              -----------------------------------------------------

                                                                                                                  Inception
                                                                                                                 Jan. 3, 2001
                                                                   Year Ended              Year Ended                to
                                                                 Dec. 31, 2004            Dec. 31, 2003         Dec. 31, 2004
                                                                 -------------            -------------         -------------
Revenue                                                           $        --              $        --           $        --
-------                                                           -----------              -----------           -----------

Operating Expenses:
-------------------
   Amortization                                                   $        --              $       424           $    1 ,510
   Bank Charges                                                            --                       23                   187
   Hosting Expense                                                         --                      245                1 ,390
   Office Supplies                                                         --                        -                    47
   Organization and Start Up Costs                                         --                       --                 8,600
   Professional Fees                                                    8,860                    6,959                26,182
   Rent                                                                    --                       --                   320
   Taxes and Licenses                                                      50                      750                   800
   Transfer Fees, Filing Fees, Shareholder Expense                      7,461                    2,750                13,287
                                                                  -----------              -----------           -----------
         Total Operating Expenses                                 $    16,371              $    11,151           $    52,323

Other Expenses:
---------------
   Interest Expense                                                       498                       --                   581
   Impairment of Website                                                   --                      990                   990
                                                                  -----------              -----------           -----------

Income (Loss) Before Tax Provision (Credit)                       $   (16,869)             $   (12,141)          $   (53,894)
                                                                  -----------              -----------           -----------

Provision for Income Tax (Credit)
   Federal Income Tax                                             $        --              $        --           $        --
   State Income Tax                                                        --                       --                    --
                                                                  -----------              -----------           -----------
         Total Provision for Income Tax
            (Credit)                                              $        --              $        --           $        --
                                                                  -----------              -----------           -----------

         Net Income (Loss)                                        $   (16,869)             $   (12,141)          $   (53,894)
                                                                  ===========              ===========           ===========

Per Share Information:
   Basic and Diluted Income (Loss) Per Share                      $        --              $        --           $        --
                                                                  ===========              ===========           ===========

Weighted Average Shares of Common Stock
   Outstanding                                                    132,457,200              132,457,200           105,774,848
                                                                  ===========              ===========           ===========

See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   -------------------------------------------
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2004
              -----------------------------------------------------

                                                                     Common Stock
                                                   Total       ------------------------
                                               Stockholders'      Number                Accumulated
                                                  Equity        of Shares     Amount      Deficit
                                               -----------     ----------   -----------   ---------

Issuance of Common Stock for Cash
   on January 3, 2001                          $     7,500     60,000,000   $     7,500   $      --

Issuance of Common Stock issued in exchange
   for certain properties previously
   owned by e-Miracle Network,
   Inc. (See Note "B")                               2,600     12,427,200         2,600          --

Issuance of Common Stock issued in
   exchange for legal fees at the fair
   value of the legal fees                             600         30,000           600          --

Organization Costs Contributed by
   Shareholder                                         500             --           500          --

Net (Loss) for the Period January 3,
   2001 to December 31, 2001                       (10,774)            --            --     (10,774)
                                               -----------    -----------   -----------   ---------

Balance at December 31, 2001                   $       426     72,457,200   $    11,200   $ (10,774)

Issuance of Common Stock for Cash
   on September 19, 2002                            10,000     60,000,000        10,000          --

Net (Loss) for the Year Ended
   December 31, 2002                               (14,110)            --            --     (14,110)
                                               -----------    -----------   -----------   ---------

Balance at December 31, 2002                   $    (3,684)   132,457,200   $    21,200   $ (24,884)

Payment of Accrued Expenses by Company
   Officer/Stockholder using personal funds
   Officer/Stockholder has no intention of
   being reimbursed by the Company                   7,400             --         7,400          --

See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   -------------------------------------------
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2004
              -----------------------------------------------------

                                                                     Common Stock
                                                   Total       ------------------------
                                               Stockholders'      Number                Accumulated
                                                  Equity        of Shares     Amount      Deficit
                                               -----------     ----------   -----------   ---------
Net (Loss) for the Year Ended
   December 31, 2003                              (12,141)               --           --    (12,141)
                                                -----------    ------------  -----------  ---------

Balance at December 31, 2003                    $  (8,425)      132,457,200  $    28,600  $ (37,025)

Payment of Accounts Payables and
   Accrued Expenses by Personal funds
   Of company shareholder..
   Shareholder has no intention of being
   being reimbursed by the Company.                 4,975                --        4,975         --

Net (Loss) for the Year Ended
   December 31, 2004                              (16,869)               --           --     (16,869)
                                               ----------      ------------  -----------  ----------

Balance at December 31, 2004 after             $  (20,319)      132,457,200  $   $33,575    $(53,894)
    Giving retroactive effect of the           ----------      ------------  -----------  ----------
    March 18, 2005 Stock Split.

See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                   -------------------------------------------
          FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003 AND
          ------------------------------------------------------------
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2004
              -----------------------------------------------------


                                                                                                                  Inception
                                                                                                                 Jan. 3, 2001
                                                                   Year Ended              Year Ended                to
                                                                 Dec. 31, 2004            Dec. 31, 2003         Dec. 31, 2004
                                                                 -------------            -------------         -------------
Cash Flows From Operating Activities:
------------------------------------
   Net (Loss)                                                     $   (16,869)             $  (12,141)           $  (53,894)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                                      --                     424                 1,510
         Organization Costs Contributed by Shareholder                     --                      --                   500
   Common Stock Issued for Organization Costs and
      Licenses                                                             --                      --                 2,600
   Common Stock Issued for Legal Fees                                      --                      --                   600
   Impairment of Website                                                   --                     990                   990
   Change in Assets and Liabilities:
      Decrease (Increase) in Loans Receivable                              --                     400                    --
      (Decrease) Increase in Current Liabilities                       16,869                   5,618                32,694
                                                                  -----------              ----------            ----------
         Net Cash (Used) by Operating Activities                  $        --              $   (4,709)           $  (15,000)
                                                                  -----------              ----------            ----------

Cash Flows From Investing Activities:
------------------------------------
   Addition to Website Costs                                      $        --              $       --            $   (2,500)
                                                                  -----------              ----------            ----------
      Net Cash (Used in) Investing Activities                     $        --              $       --            $   (2,500)
                                                                  -----------              ----------            ----------

Cash Flows From Financing Activities:
------------------------------------
   Issuance of Common Stock for Cash                              $        --              $       --            $   17,500
                                                                  -----------              ----------            ----------
      Net Cash Provided by Financing Activities                   $        --              $       --            $   17,500
                                                                  -----------              ----------            ----------
      Net (Decrease) in Cash and Cash Equivalents                 $        --              $   (4,709)           $      -0-

Cash and Cash Equivalents at the Beginning
------------------------------------------
 of Period                                                                -0-                   4,709                   -0-
----------                                                        -----------              ----------            ----------

Cash and Cash Equivalents at the End of Period                    $       -0-              $      -0-            $      -0-
----------------------------------------------                    ===========              ==========            ==========

See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                   -------------------------------------------
          FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003 AND
          ------------------------------------------------------------
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2004
              -----------------------------------------------------

Additional Cash Flow Information:
---------------------------------
   Cash Paid During the Period for
      Interest (non capitalized)                                  $         --             $       --           $        83
                                                                  ============             ==========           ===========
      Income Taxes                                                $         --             $       --           $        --
                                                                  ============             ==========           ===========

Non-Cash Transaction - Payment of current
   liabilities by shareholder and contributed
   to equity                                                      $      4,975             $    7,400           $    12,375
                                                                  ============             ==========           ===========

See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

1.       Organization and Development Stage Activities
         ---------------------------------------------

         The Company was incorporated in Florida on January 3, 2001 and is in its development stage. To date, the Company's activities have been limited to organization and capital formation. The Company changed its name from e-Art Network, Inc. to e-Travel Store Network, Inc. in October, 2002, to Hillsboro Group, Inc. on May 16, 2003 and again changed its name to Captech Financial Group, Inc. on July 26, 2004. Also, on May 16, 2003, Susan Parker, former President and Director of the Company, sold her 20,000,000 shares of the Company's common stock to a group headed by Theodore Molinari. Susan Parker resigned as President and Director of the Company and the following were appointed as the Company's new officers and directors:

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

         Captech Financial Group, Inc. is one of a group of thirteen (13) commonly owned companies formed or to be formed in connection with the Plan of Reorganization (amended) of e-Miracle Network, Inc. Debtor. The amended Plan of Reorganization of e-Miracle Network, Inc. was approved by the United States Bankruptcy Court, Southern District of Florida, Miami Division, on March 6, 2001. In addition to certain payment plans and distribution of stock in the Reorganized Debtor (e-Miracle Network, Inc.), the investor group and creditors of the debtor will be entitled to distribution of stock in thirteen (13) separate companies formed to support the Debtor's (e-Miracle Network, Inc.) reorganization and product sales. The plan provides the stock will be issued pursuant to the exemption from registration set forth in 11 U.S.C. ss.1145 and pursuant to Section 3(a)(7) of the Securities Act of 1933 as amended. Under the plan, the investors group has agreed to invest $5,000 to $10,000 per entity to complete their business model, facilitate operations and to complete research and development. e-Miracle Network, Inc. (the Reorganized Debtor) will enter into marketing agreements with these companies. If these entities complete research and development, the investor group will make available to these entities one line of credit of $250,000 for working capital as needed once these entities begin business operations.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

2.       Intangible Assets
         -----------------

         The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 142, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During 2003, the Company determined that the net book value of the website indicated in Note A-1, may not be recoverable and recorded an impairment loss of $990.

         Intangible assets at the balance sheet date consist of a website that is carried at cost. The Company amortizes this asset on a straight-line basis over three years. The website was purchased from an entity that was considered to be a related party. (See Note C.)

3.       Income Per Share
         ----------------

         Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. After giving retroactive effect for the March 18, 2005 stocksplit, stockholders of the company will receive two additional shares for every share they owned on the record date of March 22, 2005. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

4.       Cash
         ----

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

5.       Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to asset lives, accrued expenses, and provision for income taxes.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

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

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

10.      Pensions and Other Post-Retirement Benefits
         -------------------------------------------

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

11.      Derivative Instruments
         ----------------------

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

12.      Advertising Costs
         -----------------

         Advertising costs generally will be charged to operations in the year incurred. The Company has not incurred any advertising costs from its inception to December 31, 2004.

13.      Start-Up, Organization Costs and Shareholder Expenses
         -----------------------------------------------------
         Start-up and organization costs are accounted for under the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-up Activities". Adopted by the Company at its inception, SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The Company has charged $8,600 of organization costs and $13,287 of transfer filing and shareholder expenses to operations through the period ended December 31, 2004.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

14.      Revenue Recognition
         -------------------

         Financial services income will be generally recognized when the services are performed and accepted by the client.

         Commission income from product sales is recognized when the related goods are delivered by VSTORE Virtual Storefront Network and the goods are no longer covered by their return program which is usually 30 days from the date of delivery. (See Note A-1.) The Company did not earn any revenue through December 31, 2004.

15.      Business Concentrations
         -----------------------

         Commission income and other income of the Company will be dependent upon the financial services industry and, therefore, are subject upon the economic conditions of the financial market place. Changes in this industry may significantly affect management's estimates and the Company's performance.

16.      Income Taxes
         ------------

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

17.      Gains and Losses from Extinguishment of Debt
         --------------------------------------------

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

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------


18.      Consolidation of Variable Interest Entities
         -------------------------------------------

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not believe that FIN 46 will have a significant impact on the Company's financial statements.

19.      Recent Accounting Pronouncements (Continued)
         --------------------------------------------

         In December 31, 2004, the FASB issued SFAS No. 123R which replaces SFAS No. 123, "Accounting for Stock Based Compensation" and supercedes APB Opinion No. 25, SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award. Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award SFAS 123R is effective as of the beginning of the first interm or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASG issued SFAB No. 153 which eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB opinion No. 29, "Accounting for Non-Monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE B - STOCKHOLDERS' EQUITY

         On January 3, 2001, the Company issued 10,000,000 shares of its no par value common stock for $7,500 in cash to its founder, Susan Parker. During March 2001, the Company issued 2,071,200

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

NOTE B - STOCKHOLDERS' EQUITY (CONTINUED)

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

         On July 21, 2004, the Company declared a stock split. Stockholders of the Company received one additional shared for every share they owned on the record date (July 28, 2004), 22,076,200 shares were issued in connection with this stock split, such split has been retroacvtively stated in the financial statements.

         During January, July, November and December 2004, a certain Company shareholder paid $4,975 to vendors of the Company that were previously included in accounts payable or accrued for.

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

NOTE B - STOCKHOLDERS' EQUITY (CONTINUED)

The Company shareholder does not expect reimbursement of the expenditures paid and the Company is not obligated to make such payment. Therefore, the Company has recorded the expense as a contribution to its capital by the shareholder.

         On March 18, 2005, the Company amended the Articles of Incorporation to increase the authorized capital of the Company to 200,000,000 shares of common stock, no par value and declared a stock split. On March 21, 2005, shareholders of the Company received two additional shares for every share they owned on the record date of March 22, 2005. The accompanying balance sheets and the statement of operations have given retroactive effect of this stock split.

NOTE C - RELATED PARTY TRANSACTIONS

         The Company acquired its website for $2,500 from an entity that is considered to be a related party. This entity will provide website hosting on a month to month agreement at a cost of $75 per month. Effective September 1, 2001, the Company signed a sublease agreement to lease office space and utilities for a period of 42 months at $100 per month from an entity that is considered to be a related party. The lease was terminated January 31, 2002.

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

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

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

         However, the Company has no assets at December 31, 2004, and has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company has incurred net losses of approximately $54,000 from inception (January 3, 2001) to December 31, 2004. Therefore, it will be necessary for Company officers to advance funds to the Company until such time as additional financing is available. There can be no assurance that the Company officers will have, or will be willing, to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.

NOTE H -INCOME TAX

The provision (credit) for income tax consists of the following:

                                                        INCEPTION
                                                     JANUARY 3, 2001
                                 DEC. 31,   DEC. 31,       TO
                                   2004       2003    DEC. 31, 2004
                                ---------   --------  -------------

Federal                         $ (2,391)   $ (1,721)   $ (7,639)
State                               (928)       (668)     (2,965)
                                --------    --------    --------
         Subtotal               $ (3,319)   $ (2,389)   $(10,604)

Less: Company tax benefits
dependent upon future taxable
earnings and not recognized
at this time                       3,319       2,389      10,604
                                --------    ---------   --------

         Total                  $    -0-    $     -0-   $    -0-
                                ========    =========   ========

         Current                $ (3,535)   $ (2,605)   $ (9,805)

         Deferred                    216         216        (799)
                                --------    ---------   --------
                                $ (3,319)   $ (2,389)   $(10,604)

Less: Company tax benefits
not recognized at this time        3,319        2,389     10,604
                                --------    ---------   --------

         Total                  $    -0-    $     -0-   $     -0-
                                ========    =========   ========

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

NOTE H -INCOME TAX (CONTINUED)


         Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, and the expected use of tax loss carryforwards in future periods. The net deferred tax assets at December 31, 2004 was composed of:

         Organization and start-up costs are expensed for financial statement purposes and are amortizable over 60 months
         for tax purposes                                              $ 799
                                                                       -----
         Total gross deferred tax asset                                $ 799
         Less-Valuation allowance                                      $ 799
                                                                       -----
         Net Deferred Tax Assets                                       $ -0-
                                                                       =====

         A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's assessment of the amount which will be realized from future taxable earning on alternative tax strategies. The valuation allowance was decreased by $216 during 2004, $216 for 2003, and increased $799 for the period January 3, 2001 (inception) to December 31, 2004.

         On December 31, 2004, the Company had approximately $26,000 of Federal and State net operating loss carryforwards available to offset future taxable income for tax purposes. The State loss carryforward is available indefinitely. The Federal net operating loss carryforward will begin expiring in the year 2003.

         Total Federal tax expense (credit) differed from the amount compute by applying the U.S. Federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                         FORMERLY HILLSBORO GROUP, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2004
                                -----------------

NOTE H -INCOME TAX (CONTINUED)

                                                                                         INCEPTION
                                        PERCENT                           PERCENT      JAN. 31, 2001       PERCENT
                                       OF PRE-TAX                       OF PRE-TAX           TO           OF PRE-TAX
                      DEC. 31, 2004     (LOSS)      DEC. 31, 2003         (LOSS)        DEC. 31, 2004       (LOSS)
                      -------------    ----------   -------------       ----------     --------------     -----------
Income (loss)
before provision
(credit) for
income taxes            $(16,869)       (100)%        $(12,141)            (100)%        ($53,894)          (100)%
                        --------        -----         --------             ----          --------         -------

Computed expected
tax expense (credit)    $ (5,735)        (34)         $ (4,128)             (34)%         $(18,323)          (34)%
Federal tax (benefit)
of State income tax          315           2               227                2             1,026               2
Sur Tax Exemption          3,029          18             2,180               18             9,658              18
                        --------       -----          --------             ----          --------         -------

         Subtotal        $(2,391)        (14)%        $ (1,721)             (14)%        $ (7,639)           (14)%

Less: Tax benefits
not recognized for
financial reporting
purposes                   2,391          14            1,721                14             7,639               14
                        --------       -----         --------              ----          --------          -------


Actual Federal
Income Tax expense      $     --          --%        $     --               --%         $     --              14%
                        --------       -----         --------             ----          --------          -------