Form 10QSB
period 2005-03-31
CAPTECH FINANCIAL GROUP, INC
filed 2005-05-26
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2005.

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

Transitional Small Business Disclosure Format (check one):   Yes [X]   No [ ]

                          CAPTECH FINANCIAL GROUP, INC.

                                                                           PAGE
                                                                           ----
PART  I:                FINANCIAL INFORMATION

        Item 1   Financial Statements

                 Balance Sheet, March 31, 2005 ............................. 2
                 Statement of Operations, March 31, 2005 ................... 3
                 Statement of Cash, March 31, 2005 ......................... 4

        Item 2   Management's discussion and analysis of financial
                   condition and results of operations ..................... 5



PART  II:               OTHER INFORMATION

        Item 1   Legal Proceedings ......................................... 9

        Item 2   Changes in Securities ..................................... 10

        Item 3   Defaults Upon Senior Securities ........................... 11

        Item 4   Submission of Matters to a Vote of Security Holders ....... 12

        Item 5   Other Information ......................................... 13

                         PART I: FINANCIAL INFORMATION

Item 1   Financial Statements


                          CAPTECH FINANCIAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)



                                     ASSETS



         TOTAL ASSETS                                                $      --
                                                                     =========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                $  15,740
   Accrued Expenses                                    7,350
                                                   ---------

         Total Current Liabilities                                   $  23,090
                                                                     --------

Stockholders' Equity (Deficit):
-------------------------------
   Capital Stock - Common, no par value,
      200,000,000 shares authorized, 132,457,200
      shares issued and outstanding                $  33,575
   (Deficit) Accumulated During the Development
      Stage                                          (56,665)
                                                   ---------

         Total Stockholders' (Deficit)                               $ (23,090)
                                                                     ---------

         Total Liabilities and Stockholders' (Deficit)               $     -0-
                                                                     =========











                See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2005
                                   (UNAUDITED)

                                                         Three Months Ended
                                                   -----------------------------       Inception
                                                      March 31        March 31            to
                                                        2005            2004            3/31/05
                                                   -------------    -------------    -------------
Revenue                                            $          --    $          --    $          --
-------                                            -------------    -------------    -------------

Operating Expenses:
-------------------
   Amortization                                    $          --    $          --    $       1,510
   Hosting Fees and Other Internet Expenses                   --               --            1,390
   Office Supplies and Bank Charges                           --               --              234
   Organization and Start Up Costs                            --               --            8,600
   Professional Fees                                       1,900              900           28,082
   Rent                                                       --               --              320
   Taxes and Licenses                                         --              250              800
   Transfer and Filing Fees                                  500              425           13,787
                                                   -------------    -------------    -------------
         Total Operating Expenses                  $       2,400    $       1,575    $      54,723

Other Expenses:
---------------
   Interest                                                  371               --              952
   Impairment of Website                                      --               --              990
                                                   -------------    -------------    -------------

Income (Loss) Before Tax Provision (Credit)        $      (2,771)   $      (1,575)   $     (56,665)
                                                   -------------    -------------    -------------

Provision for Income Tax (Credit):
----------------------------------
   Federal Income Tax                              $          --    $          --    $          --
   State Income Tax                                           --               --               --
                                                   -------------    -------------    -------------
         Total Provision for Income Tax (Credit)   $          --    $          --    $          --
                                                   -------------    -------------    -------------

Net Income (Loss)                                  $      (2,771)   $      (1,575)   $     (56,665)
                                                   =============    =============    =============

Per Share Information:
----------------------
   Basic and Diluted Income (Loss)
      Per Share                                    $          --    $          --    $          --
                                                   -------------    -------------    -------------

Weighted Average Shares of Common Stock              132,457,200      132,457,200      107,327,150
                                                   =============    =============    -------------


                See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2005
                                   (UNAUDITED)

                                                          Three Months Ended    Inception
                                                         --------------------    --------
                                                         March 31    March 31      to
                                                           2005        2004      3/31/05
                                                         --------    --------    --------
Cash Flows From Operating Activities:
------------------------------------
   Net (Loss)                                            $ (2,771)   $ (1,575)   $(56,665)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                          --          --       1,510
         Organization Costs Contributed by Shareholder         --          --         500
         Common Stock Issued for Services                      --          --       3,200
         Impairment of Website                                 --          --         990
   Change in Assets and Liabilities:
     Increase in Current Liabilities                        2,771       1,575      35,465
                                                         --------    --------    --------

         Net Cash (Used) by Operating Activities         $      0    $      0    $(15,000)
                                                         --------    --------    --------

Cash Flows From Investing Activities:
   Addition to Website Costs                             $     --    $     --    $ (2,500)
                                                         --------    --------    --------

         Net Cash (Used in) Investing Activities         $     --    $     --    $ (2,500)
                                                         --------    --------    --------

Cash Flows From Financing Activities:
-------------------------------------
   Issuance of Common Stock for Cash                     $     --    $     --    $ 17,500
                                                         --------    --------    --------

         Net Cash Provided by Financing Activities       $     --    $     --    $ 17,500
                                                         --------    --------    --------

         Net Increase (Decrease) in Cash and Cash
            Equivalents                                  $      0    $      0    $      0

Cash and Cash Equivalents at the Beginning
   of Period                                                    0           0           0
                                                         --------    --------    --------

Cash and Cash Equivalents at the End of Period           $      0    $      0    $      0
----------------------------------------------           ========    --------    ========


                 See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2005
                                   (UNAUDITED)

                                                        Three Months Ended
                                                     -------------------------       Inception
                                                      March 31         March 31          to
                                                        2005            2004          3/31/05
                                                     ----------       ---------      ----------
Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                              $       --       $       -      $       83
                                                     ----------       ---------      ----------
      Income Taxes                                   $       --       $       -      $       --
                                                     ==========       =========      ==========

Non Cash Transaction - Payment of Current
   Liabilities by Shareholder and Contributed
   To Equity                                          $      --       $   2,375       $  12,375
                                                      =========       =========       =========






















                See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.

         For further information, refer to the financial statements and footnotes thereto of the Company as of December 31, 2004 and the period from inception (January 3, 2001) to December 31, 2004.

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $56,700 during the period January 3, 2001 (inception) to September 30, 2005. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that

                          CAPTECH FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

NOTE C Stockholders' Equity
---------------------------

         On March 18, 2005, the Company amended the Articles of Incorporation to increase the authorized capital of the Company 200,000,000 shares of common stock, no par value and declared a stock aplit. On March 21, 2005, shareholders of the Company received two additional shares for every share they owned on the record date of March 22, 2005. The accompanying balance sheets and the statement of operations have given retroactive effect of this stock split.

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


Liquidity and Capital Resources

         At Mach 31, 2005 the Company had little cash or other assets on hand.

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


Item 3  Defaults Upon Senior Securities

         Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

         (Not Applicable)


Item 5. Other Information.

         (Not applicable)


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

            Exhibits No.    Description
            ------------    ---------------------------------------------------
                31          Certification pursuant to 18 U.S.C. Section 302, As
                            Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

                32 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

            1. None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: May 26, 2005




                                                           /s/ J. Edward Houston
                                                           ---------------------
                                                           J. Edward Houston,
                                                           President