Form 10QSB/A
period 2005-03-31
CAPTECH FINANCIAL GROUP, INC
filed 2005-05-31
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Date: May 31, 2005




                                                           /s/ J. Edward Houston
                                                           ---------------------
                                                           J. Edward Houston,
                                                           President