Form 10QSB
period 2005-06-30
CAPTECH FINANCIAL GROUP, INC
filed 2005-09-07
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the Quarter ended June 30, 2005.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT


     For the transition period _____________ to _____________

                         Commission file number: 0-50057

                          Captech Financial Group, Inc.
              (Exact name of Small Business Company in its charter)


           Florida                                       59-1019723
(State or other jurisdiction of                        (IRS Employer
      of incorporation)                            Identification Number)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 132,457,200 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [ X ]

                              Hillsboro Group, Inc.


PART I:  FINANCIAL INFORMATION

     Item 1  Financial Statements

             Balance Sheet, June 30, 2005
             Statement of Operations, June 30, 2005
             Statement of Cash, June 30, 2005

     Item 2 Management's discussion and analysis of financial condition and results of operations



PART II: OTHER INFORMATION


     Item 1  Legal Proceedings

     Item 2  Changes in Securities

     Item 3  Defaults Upon Senior Securities

     Item 4  Submission of Matters to a Vote of Security Holders

     Item 5  Other Information

                         PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                          CAPTECH FINANCIAL GROUP, INC.
                         FORMERLY HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)


                                     ASSETS
                                     ------

         TOTAL ASSETS                                                                  $     --
                                                                                       ========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                                $  8,740
   Accrued Expenses                                                   2,884
   Loan Payable - Shareholder                                         7,000
         Total Current Liabilities                                                     $ 18,624
                                                                                       --------
Stockholders' Equity (Deficit):
-------------------------------
   Capital Stock - Common, no par value, 200,000,000
      shares authorized, 132,457,200 shares issued and
      outstanding                                                  $ 40,475
   (Deficit) Accumulated During the Development
      Stage                                                         (59,099)
                                                                   --------
         Total Stockholders' (Deficit)                                                 $(18,624)
                                                                                       --------
         Total Liabilities and Stockholders' (Deficit)                                 $      0
                                                                                       ========


                          CAPTECH FINANCIAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                         Three Months Ended
                                                   ------------------------------
                                                       June 30          June 30
                                                        2005             2004
                                                   -------------    -------------
Revenue                                            $          --    $          --
                                                   -------------    -------------
Operating Expenses:
-------------------
Amortization                                       $          --    $          --
Hosting Fees and Other Internet Expenses                      --               --
Office Supplies and Bank Charges                             400               --
Organization and Start Up Costs                               --               --
Professional Fees                                          1,500              900
Rent                                                          --               --
Taxes and Licenses                                            --              250
Transfer and Filing Fees                                     500              425
                                                   -------------    -------------
         Total Operating Expenses                  $       2,400    $       1,575
         -----------------------

Other Expenses:
---------------
Interest                                                      34               --
Impairment of Website                                         --               --
                                                   -------------    -------------
Income (Loss) Before Tax Provision (Credit)        $      (2,434)   $      (1,575)
                                                   -------------    -------------
Provision for Income Tax (Credit):
----------------------------------
Federal Income Tax                                 $          --    $          --
                                                   -------------    -------------
State Income Tax                                   $          --    $          --
                                                   -------------    -------------
         Total Provision for Income Tax (Credit)   $          --    $          --
                                                   -------------    -------------

Net Income (Loss)                                  $      (2,434)   $      (1,575)
                                                   -------------    -------------
Per Share Information:
----------------------
Basic and Diluted Income (Loss)
   Per Share                                       $          --    $          --
                                                   -------------    -------------

Weighted Average Shares of Common Stock            $ 132,457,200    $ 132,457,200
                                                   =============    =============



                See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                           Six Months Ended
                                                   ------------------------------       Inception
                                                       June 30         June 30             to
                                                        2005            2004            6/30/05
                                                   -------------    -------------    -------------
Revenue                                            $          --    $          --    $          --
                                                   -------------    -------------    -------------
Operating Expenses:
   Amortization                                    $          --    $          --    $       1,510
   Hosting Fees and Other Internet Expenses                   --               --            1,390
   Office Supplies and Bank Charges                          400               --              634
   Organization and Start Up Costs                            --               --            8,600
   Professional Fees                                       3,400            1,810           29,582
   Rent                                                       --               --              320
   Taxes and Licenses                                         --              250              800
   Transfer and Filing Fees                                1,000              850           14,287
                                                   -------------    -------------    -------------
         Total Operating Expenses                  $       4,800    $       2,910    $      57,123

Other Expenses:
   Interest                                                  405               --              986
   Impairment of Website                                      --               --              990
                                                   -------------    -------------    -------------

Income (Loss) Before Tax Provision (Credit)        $      (5,205)   $      (2,910)   $     (59,099)
                                                   -------------    -------------    -------------
Provision for Income Tax (Credit):
   Federal Income Tax                              $          --    $          --    $          --
   State Income Tax                                           --               --               --
                                                   -------------    -------------    -------------
         Total Provision for Income Tax (Credit)   $          --    $          --    $          --
                                                   -------------    -------------    -------------
Net Income (Loss)                                  $      (5,205)   $      (2,910)   $     (59,099)
                                                   =============    =============    =============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                    $          --    $          --    $          --
                                                   -------------    -------------    -------------
Weighted Average Shares of Common Stock              132,457,200      132,457,200      108,723,265
                                                   =============    =============    =============



                See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                            Six Months Ended
                                                         --------------------   Inception
                                                          June 30     June 30      to
                                                           2005        2004      6/30/05
                                                         --------    --------    --------
Cash Flows From Operating Activities:
-------------------------------------
   Net (Loss)                                            $ (5,205)   $ (2,910)   $(59,099)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                          --          --       1,510
         Organization Costs Contributed by Shareholder         --          --         500
         Common Stock Issued for Services                      --          --       3,200
         Impairment of Website                                 --          --         990
   Change in Assets and Liabilities:
     Increase in Current Liabilities                       (1,795)      2,910      30,899
                                                         --------    --------    --------
         Net Cash (Used) by Operating Activities         $ (7,000)   $      0    $(22,000)
                                                         --------    --------    --------

Cash Flows From Investing Activities:
-------------------------------------
   Addition to Website Costs                             $     --    $     --    $ (2,500)
                                                         --------    --------    --------
         Net Cash (Used in) Investing Activities         $     --    $     --    $ (2,500)
                                                         --------    --------    --------

Cash Flows From Financing Activities:
-------------------------------------
   Issuance of Common Stock for Cash                     $     --    $     --    $ 17,500
                                                         --------    --------    --------
  Addition to Debt                                       $  7,000    $     --    $  7,000
                                                         --------    --------    --------
         Net Cash Provided by Financing Activities       $  7,000    $     --    $ 24,500
                                                         --------    --------    --------
         Net Increase (Decrease) in Cash and Cash
            Equivalents                                  $      0    $      0    $      0

Cash and Cash Equivalents at the Beginning
   of Period                                                    0           0           0


Cash and Cash Equivalents at the End of Period           $      0    $      0    $      0
                                                         ========    ========    ========


                 See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004, AND THE
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                 Six  Months Ended
                                                 -------   -------     Inception
                                                  June 30    June 30      to
                                                   2005       2004      6/30/05
                                                 -------    -------     -------
Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                          $    --    $    --    $    83
                                                 -------    -------    -------
      Income Taxes                               $    --    $    --    $    --
                                                 =======    =======    =======
Non Cash Transaction - Payment of Current
   Liabilities by Shareholder and Contributed
   To Equity                                     $ 6,900    $ 2,375    $19,275
                                                 =======    =======    =======




















                 See Accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ending June 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $59,099 during the period January 3, 2001 (inception) to June 30, 2005. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

NOTE D STOCKHOLDERS' EQUITY
---------------------------

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

NOTE E LOAN PAYABLE SHAREHOLDER
-------------------------------

         Unsecured loan bearing interest at 8% payable on or before March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company is in a pre-launch period. The Company intends to become a diversified financial services and real estate holding company and title insurance company and has signed a Letter of Intent to acquire on. Our objective is to build a leading boutique financial services and real estate firm; achieving optimal growth across all platforms- whether in market share, clients, profitability or opportunities for our people. Included under the corporate umbrella, will be the following: We intend to provide investment banking, institutional sales and trading, specialized asset management as well as alternative financing products and services. There is no assurance that the Company will be able to achieve these goals.


Liquidity and Capital Resources

         At March 31, 2005 the Company had little cash or other assets on hand.

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


ITEM 3.  Defaults Upon Senior Securities

         Not Applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         (Not Applicable)

ITEM 5. Other Information.

         (Not applicable)

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit No.     Description
-----------     -----------
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


Date: September 6, 2005




                                                    /s/ J. Edward Houston
                                                    ----------------------------
                                                    J. Edward Houston,
                                                    President