Form 10QSB/A
period 2005-06-30
CAPTECH FINANCIAL GROUP, INC
filed 2005-09-09
CIK 1201259

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


ITEM 3.  Defaults Upon Senior Securities

         Not Applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         (Not Applicable)

ITEM 5. Other Information.

         (Not applicable)

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits


Exhibit No.     Description
-----------     -----------
    31.1          Section 302 Certification of Edward J. Houston
    31.2          Section 302 Certification of Theodore R. Molinari
    32.1          Section 906 Certification of Edward J. Houston
    32.2          Section 906 Certification of Theodore R. Molinari



     (b) Reports on Form 8-K

         1. None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


Date: September 8, 2005




                                                    /s/ J. Edward Houston
                                                    ----------------------------
                                                    J. Edward Houston,
                                                    President