Form 10QSB
period 2005-09-30
CAPTECH FINANCIAL GROUP, INC
filed 2005-12-21
CIK 1201259

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 2005.

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

================================================================================

                          Captech Financial Group, Inc.


PART  I:                FINANCIAL INFORMATION

       Item 1  Financial Statements

               Balance Sheet, September 30, 2005
               Statement of Operations, September 30, 2005
               Statement of Cash, September 30, 2005

       Item 2 Management's discussion and analysis of financial condition and results of operations


PART  II:               OTHER INFORMATION

       Item 1  Legal Proceedings

       Item 2  Changes in Securities

       Item 3  Defaults Upon Senior Securities

       Item 4  Submission of Matters to a Vote of Security Holders

       Item 5  Other Information

                         PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                          CAPTECH FINANCIAL GROUP, INC.
                         FORMERLY HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS
                                     ------



         TOTAL ASSETS                                                                      $     --


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current Liabilities:
   Accounts Payable                                                      $ 14,721
   Accrued Expenses                                                         5,075
   Loan Payable - Shareholder                                               7,000
         Total Current Liabilities                                                         $ 26,796

Stockholders' Equity (Deficit):
   Capital Stock - Common, no par value, 200,000,000
      shares authorized, 132,457,200 shares issued and
      outstanding                                                        $ 40,675
   (Deficit) Accumulated During the Development
      Stage                                                               (67,471)

         Total Stockholders' Equity (Deficit)                                                26,796

         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                                                               $    -0-














                See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                         FORMERLY HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTMEMBER 30, 2005 AND 2004 AND THE PERIOD
             FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                                           Nine Months Ended            Inception
                                                   ------------------------------           to
                                                      Sept. 30,       Sept. 30,         Sept. 30,
                                                        2005            2004              2005
                                                   -------------    -------------    --------------
Revenue                                            $          --    $          --    $          --
-------                                            -------------    -------------    --------------


Operating Expenses:
-------------------
   Amortization                                    $          --    $          --    $       1 ,510
   Hosting Fees and Other Internet Expenses                   --               --             1,390
   Office Supplies and Bank Charges                          600               --               834
   Organization and Start Up Costs                            --               --             8,600
   Professional Fees                                       4,950            2,560            31,132
   Rent                                                       --               --               320
   Taxes and Licenses                                         --              250               800
   Transfer, Printing, and Filing Fees                     6,725            1,275            20,012
                                                   -------------    -------------    --------------
         Total Operating Expenses                  $      12,275    $      4, 085    $       64,598

Other Expenses:
---------------
   Interest                                                1,302               --             1,883
   Impairment of Website                                      --               --               990
                                                   -------------    -------------    --------------

Income (Loss) Before Tax Provision (Credit)        $     (13,577)   $      (4,085)   $      (67,471)
                                                   -------------    -------------    --------------

Provision for Income Tax (Credit):
----------------------------------
   Federal Income Tax                              $          --    $          --    $           --
   State Income Tax                                           --               --                --
                                                   -------------    -------------    --------------
         Total Provision for Income Tax (Credit)   $          --    $          --    $           --
                                                   -------------    -------------    --------------

         Net Income (Loss)                         $     (13,577)   $      (4,085)   $      (67,471)
                                                   =============    =============    ==============

Per Share Information:
   Basic and Diluted Income (Loss) Per Share       $          --    $          --    $           --
                                                   =============    =============    ==============

Weighted Average Shares of Common Stock            $ 132,457,200    $ 132,457,200    $  109,985,416
                                                   =============    =============    ==============

                See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                         FORMERLY HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2004

                                                                          Common Stock
                                                     Total       --------------------------
                                                  Stockholders'     Number                      Accumulated
                                                    Equity        of Shares        Amount         Deficit
                                                  ----------     -----------     ----------     ----------
Issuance of Common Stock for Cash
   on January 3, 2001 @ .00075 per share          $    7,500      10,000,000     $    7,500     $       --

Issuance of Common Stock issued in
   exchange for certain properties previously
   owned by e-Miracle Network,
   Inc. (See Note "B") @.00125 per share               2,600       2,071,200          2,600             --

Issuance of Common Stock issued in
   exchange for legal fees at the fair
   value of the legal fees @ .12 per share               600           5,000            600             --

Organization Costs Contributed by
   Shareholder                                           500              --            500             --

Net (Loss) for the Period January 3,
   2001 to December 31, 2001                         (10,774)             --             --        (10,774)
                                                  ----------     -----------     ----------     ----------
Balance at December 31, 2001                      $      426      12,076,200     $   11,200     $  (10,774)

Issuance of Common Stock for Cash
   on September 19, 2002 @ .001 per share             10,000      10,000,000         10,000             --

Net (Loss) for the Year Ended
   December 31, 2002                                 (14,110)             --             --        (14,110)
                                                  ----------     -----------     ----------     ----------

Balance at December 31, 2002                      $   (3,684)     22,076,200     $   21,200     $  (24,884)

Payment of Accrued Expenses by Company
   Officer/Stockholder using personal funds
   Officer/Stockholder has no intention of
   being reimbursed by the Company                     7,400              --          7,400             --

Net (Loss) for the Year Ended
   December 31, 2003                                 (12,141)             --             --        (12,141)
                                                  ----------     -----------     ----------     ----------
Balance at December 31, 2003                      $   (8,425)     22,076,200     $   28,600     $  (37,025)
                                                  ==========    ============     ==========     ==========


                See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                         FORMERLY HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2004

                                                                     Common Stock
                                                Total       --------------------------
                                             Stockholders'     Number                      Accumulated
                                               Equity        of Shares        Amount         Deficit
                                             ----------     -----------     ----------     ----------
Balance at December 31, 2002                 $    (8,425)      22,076,200     $    28,600     $   (37,025)

Payment of Accounts Payables and
   Accrued Expenses by Personal funds
   Of company shareholder .
   Shareholder has no intention of being
   being reimbursed by the Company                 4,975               --           4,975              --

Stock Split - July 21, 2004
   One additional share for every share
   On the record date (07/28/04)                      --       22,076,200              --              --

Net (Loss) for the Year Ended
   December 31, 2004                             (18,869)              --              --         (18,869)
                                             -----------      -----------     -----------     -----------
Balance at December 31, 2004

Before giving retroactive effect of
   the March 18, 2005 Stock Split$               (20,319)      44,152,400     $    33,575     $   (53,894)


Balance forward                              $   (20,319)      44,152,400     $    33,575     $   (53,894)

Retroactive effect of March 18, 2005
   Stock Split of two additional shares
   For every shares on the
   Record date (3/22/05)                              --       88,304,800              --              --

Balance at December 31, 2004

After giving retroactive effect of the
   March 18, 2005 Stock Split                $   (20,319)     132,457,200     $    33,575     $   (53,894)




















                See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                         FORMERLY HILLSBORO GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTMEBER 30, 2005 AND 2004, AND THE PERIOD
             FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                              Nine Months Ended        Inception
                                                           ----------------------         to
                                                           Sept. 30,     Sept 30,       Sept 30,
                                                             2005          2004          2005
                                                           --------      --------      --------
Cash Flows From Operating Activities:
-------------------------------------
   Net (Loss)                                              $(13,577)     $ (4,085)     $(67,471)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                            --           424         1,510
         Organization Costs Contributed by Shareholder           --            --           500
         Common Stock Issued for Services                        --            --         3,200
          Impairment of Website                                  --            --           990
   Change in Assets and Liabilities:
       Increase in Current Liabilities                        6,577         4,085        39,271
                                                           --------      --------      --------
         Net Cash (Used) by Operating Activities           $ (7,000)     $      0      $(22,000)
                                                           --------      --------      --------

Cash Flows From Investing Activities:
-------------------------------------
   Addition to Website Costs                               $     --      $     --      $ (2,500)
                                                           --------      --------      --------
         Net Cash (Used) by Operating Activities:          $     --      $     --      $ (2,500)
                                                           --------      --------      --------

Cash Flows From Financing Activities:
-------------------------------------
   Issuance of Common Stock for Cash                       $     --      $     --      $ 17,500
                                                           --------      --------      --------
   Addition to Debt                                        $  7,000      $     --      $  7,000
                                                           --------      --------      --------

Net Cash Provided by Financing Activities                  $  7,000      $     --      $ 24,500
                                                           --------      --------      --------

Net increase (Decrease) in Cash and Cash
 Equivalents                                               $    -0-      $    -0-      $    -0-

Cash and Cash Equivalents at the Beginning of Period       $    -0-      $    -0-      $    -0-
                                                           --------      --------      --------


Cash and Cash Equivalents at the End of Period             $    -0-      $    -0-      $    -0-
                                                           ========      ========      ========

Additional Cash Flow Information:
---------------------------------
   Cash Paid During the Period for
      Interest (non capitalized)                           $     --      $     --      $     83
                                                           ========      ========      ========
      Income Taxes                                         $     --      $     --      $     --
                                                           ========      ========      ========

Non-Cash Transaction - Payment of current
   liabilities by shareholder and contributed
   to equity                                               $  7,100      $  2,375      $ 19,475
                                                           ========      ========      ========

                See accompanying Notes to Financial Statements.

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $67,471 during the period January 3, 2001 (inception) to September 30, 2005. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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


NOTE D - STOCKHOLDERS' EQUITY
-----------------------------

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


NOTE E - LOAN PAYABLE SHAREHOLDER
---------------------------------

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


Liquidity and Capital Resources

         At September 30, 2005 the Company had little cash or other assets on hand.

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

Date: December 12, 2005


                                                  /s/ J. Edward Houston
                                                  ------------------------------
                                                  J. Edward Houston,
                                                  President