Form 10KSB
period 2005-12-31
CAPTECH FINANCIAL GROUP, INC
filed 2006-08-21
CIK 1201259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to________________

Commission file number 000-50057

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

        Florida                                         59-1019723
-------------------------                          ----------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

            10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, CO 80033
      -------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number: 954-472-7971

Securities registered under Section 12(b) of the Exchange Act: Title of each class Name of each exchange on which registered

Securities  registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [_] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

State issuer's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $.003 per share as of August 8, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 132,457,200

Transitional Small Business Disclosure Format (Check one): Yes [_]   No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

At the present time the company has not identified any business opportunity that it plans to pursue, nor has the company reached any agreement or definitive understanding with any person concerning an acquisition. The company is filing Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

The Company will consider acquisitions of operating information technology companies for stock and debt. Once this Registration Statement is effective, the Company will become a 12(g) registered company under the Securities Exchange Act of 1934. The Company can continue to offer to private acquisition targets the opportunity to become a public company and establish a public trading market for its securities.

Acquisitions may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. In connection with a merger or acquisition, it is possible that the Company would issue an amount of stock constituting control of the Company to the acquisition candidate. Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

On April 28, 2006, Theodore Molinari sold 111,570,000 shares of the Company's common stock to John Raby in exchange for shares of another company's stock. The shares acquired constitute 84% of the common stock of the Company.

On April 29, 2006, J. Edward Houston resigned as President and director of the Company. His resignation as a director will become effective ten days after compliance with Section 14f of the Securities Exchange Act of 1934, as amended. On April 29, 2006, Wesley F. Whiting was appointed as President and as director effective immediately, and Redgie Green was appointed Secretary/Treasurer and nominated to the Board to be effective ten days after mailing of Notice to Shareholders pursuant to Section 14f of the Securities Exchange Act or the next shareholders meeting, whichever is earlier.

The Company negotiated to acquire National Title Company of Miami, Florida in 2005 but was unable to conclude either a definitive agreement or financing for the deal, and it failed in June 2005.

The Company's search is directed toward small and medium-sized companies (See "Investigation and Selection of Business Opportunities") who are (i) recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) in need of funds to develop a new product or service or to expand into new markets; (iv) relying upon an untested product or marketing concept; or (v) a combination of the characteristics mentioned in (i) through
(iv). Given the above factors, investors can expect that acquisition candidates may have a history of losses or low profitability.

Investigation and Selection of Investment Opportunities

The  Company's   management   has  the  authority  and  discretion  to  complete
acquisitions without submitting any proposal to the stockholders for their consideration. Management's decisions may ultimately adversely impact the Company's shareholders. Unless required, holders of the Company's securities should not anticipate that the Company will furnish them, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's President. See "Management." The Company's management may also retain outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder's fee in the form of stock. The following factors will be considered, among other things, in screening investment opportunities:

1. Potential for revenue and earnings growth, indicated by new technology, anticipated market expansion, or new products;

2. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

3. Potential cost savings and economies of scale in operations;

4. Capitalization on distribution strength to enhance local sales and services capabilities;

5. Expand national market presence;

6. How any particular business opportunity will be viewed by the investment community and by the Company's stockholders;

7. Whether, following the business combination, the financial condition of the Company would be sufficient to enable the securities of the Company, then or in the foreseeable future, to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

8. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

9. The extent to which the business opportunity can be advanced;

10. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

11. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

12.  The  accessibility  of  required  management  expertise,   personnel,   raw
materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have net tangible assets of at least $4,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors would meet personally with management and key personnel, would visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections. Any securities, which the Company might acquire in exchange for its Common Stock, are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless the Securities and Exchange Commission has declared a registration statement effective or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry,  which is regulated or
licensed  by  federal,  state,  or  local  authorities.   Compliance  with  such
regulations can be expected to be a time-consuming and expensive process.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public companies, many of, which may have more funds available than does the Company.

No Rights of Dissenting Shareholders

The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Colorado Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions; however, share exchanges by Board authority are limited to where not more than 20% of the Company's equity is issued in a share exchange, otherwise, a vote of shareholders is required. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Colorado law.

Administrative Offices

The Company current business address is 10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, Colorado 80033. The Company's telephone number is (303) 940-2090.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

2. Need For Additional Financing. Most of the Company proceeds received from the Offering used for consulting about its business plan to exploit other business opportunities the Company must seek additional financing, which may or may not be available. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If not available, the Company's operations will be limited to those that can be financed with its available capital.

3. Regulation of Penny Stocks. The Company's securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of
$1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Operating History. The Company was organized in April 1998 and remained dormant until Spring 1999 when it raised money to explore a business plan involving internet websites. The Company is not profitable. The Company has no successful operating history. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Possible Business - Highly Risky. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful.

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited resources and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto.
Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial-resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

Moreover, the Company will be subject to the reporting-provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

In addition, the lack of audited financial statements would-prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company currently has only three individuals who are serving as its officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

14. Indemnification of Officers and Directors. Colorado Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

15. Director's Liability Limited. Colorado Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company's President without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

21. Volatility of Stock Price. Recent history relating to the market price of the Company's stock, indicates the market price is highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Item 2. DESCRIPTION OF PROPERTY

The Company has no property. The Company currently maintains a mailing address at 10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, Colorado 80033. The Company pays no rent for offices.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock have been traded on the "Pink Sheets." No bid or ask has ever has ever been quoted.

2004                           HIGH             LOW
----

First Quarter                   .34             .02
Second Quarter                  .33             .04
Third Quarter                   .82             .04
Fourth Quarter                  .45             .10


2005
----

First Quarter                   .37             .10
Second Quarter                  .57             .11
Third Quarter                   .46             .08
Fourth Quarter                  .10             .03

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

At December 31, 2005, there were 471 holders of record of the Company's stock, respectively. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM  6.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  OPERATIONS  OR  PLAN  OF
OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-KSB contains forward-looking statements. The presentation of future aspects of Captech Financial Group, Inc. ("Captech," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Captech's actual results to be materially different from any future results expressed or implied by Captech in those statements. Important facts that could prevent Captech from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

         (a)   volatility or decline of the Company's stock price;

         (b)   potential fluctuation in quarterly results;

         (c)   failure of the Company to earn revenues or profits;

         (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

         (e)   failure to commercialize its technology or to make sales;

         (f)   rapid and significant changes in markets;

         (g) litigation with or legal claims and allegations by outside parties; and

         (h)   insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

Results of  Operations  for the Year Ended  December  31, 2006  Compared to Year
--------------------------------------------------------------------------------
Ended December 31, 2005
-----------------------

The Company had no revenues from operations in the year 2005 or 2004. The Company incurred expenses of $13,577 in 2005 and $16,869 in 2004. The expenses from 2005 and 2004 were largely related to general and administrative fees and interest expense. The Company had a net loss of ($13,577) in 2005 compared to ($16,869) in 2004. The loss per share was nominal in 2005 and none in 2004.

Losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

ADDITIONAL FINANCING

The Company has not generated any revenues to date and will continue to be highly dependant on financing to fund continued operations. The Company may engage in efforts to obtain additional financing from equity and debt placements to fund future operations as necessary.

There can be no assurances that the Company will be able to obtain such additional financing, on terms acceptable to it and at the times required, or at all. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of commercializing its technologies.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company is in the development stage and as of the year ended December 31, 2005, and had not generated any revenue from sales or other operating activities. Recently Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

Based on the foregoing and the Company's history of losses, the Company's audit for the year ended December 31, 2005 include a going concern opinion from its outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a "going concern."


ITEM 7.  FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Larry Wolfe, Certified Public Accountant, former auditor for the Company, resigned as auditor on May 3, 2006. Jaspers + Hall, PC was subsequently engaged as auditor for Company.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Larry Wolfe, Certified Public Accountant, for the period ended December 31, 2004, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Larry Wolfe, Certified Public Accountant for the period December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 8A.        Controls and Procedures.

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and executive officers currently serving the Company are as follows:

Name                           Position                          Term
------                         --------                          ----

Wesley F. Whiting          President and Director                Annual

Redgie T. Green            Secretary and Director Nominee        Annual

J. Edward Houston          Director                              Annual

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time, which they will devote to the Company's affairs, is unknown and is likely to vary substantially from month to month.

Biographical Information

WESLEY F. WHITING, President and Director, age 73. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-1991), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000-2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. 2003, 2005 when he resigned. He has also been Director of Life USA, Inc. since 2003. He served as a director of Baymark Technologies, Inc. 2005-2006. He is a director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006).

REDGIE GREEN, age 53, Secretary, Treasurer, and Director Nominee, has been Secretary and Director of Dynadapt System, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He recently served as a director for Mountains West Exploration, Inc in 2005. He is a Director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006). He served as a director of Baymark Technologies, Inc. 2005-2006.

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

Management will devote necessary time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

None of the Company's directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Conflicts of Interest

The officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Conflicts of Interest - General. Officers and directors of the Company may participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.


ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Directors received no cash compensation for their service to the Company as directors, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.


              SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS

                                            Annual Compensation                         Awards
      Name and Principal   Year    Salary ($)     Bonus ($)      Other Annual             Restricted Stock   Securities
      Position                                                   Compensation ($)         Award(s)           Underlying
                                                                                          ($)                Options/
                                                                                                             SARs (#)
      Ted Molinari         2005    0              0              0                        0                  0

      J. Edward Houston    2005    0              0              0                        0                  0
      (Resigned as Pres-
      ident)

      Wesley F. Whiting,   2005    0              0              0                        0                  0
      President

      Redgie Green,        2005    0              0              0                        0                  0
      Secretary


    Option/SAR Grants Table (None)

    Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

    Long Term Incentive Plans - Awards in Last Fiscal Year (None)

     See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                            NUMBER OF
SHAREHOLDERS AND BENEFICIAL OWNERS          SHARES            PERCENTAGE
----------------------------------          ---------         ----------

John Raby                                   112,899,700       85%

Wesley F. Whiting,
President & Director                        0                 0%

Redgie Green,
Secretary                                   0                 0%

J. Edward Houston
Director                                    0                 0%

No shares of common stock are owned by Officers and Directors as a group.

TOTAL OUTSTANDING SHARES COMMON STOCK:  432,457,200


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, or affiliate of the Company has any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:       31 Sarbanes Oxley Certification
                                32 Sarbanes Oxley Certification

        (b)     Reports on Form 8-K:  None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Jaspers + Hall PC, CPAs ("J+H") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining J+H's independence.

Audit Fees. Larry Wolfe, Certified Public Accountant, former auditor for the Company, billed the Company $5,500 for the December 31, 2004 audit and $1,550 each for review of the March 31, 2005, June 30, 2005, and September 30, 2005 interim financial statements. J+H is billing the Company $5,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.

There were no audit related fees in 2005. There were no tax fees or other fees in 2005 paid to the auditors or auditors' affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005.

All audit work was performed by the auditors' full time employees.

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Captech Financial Group, Inc.

To the Board of Directors
Captech Financial Group, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Captech Financial Group, Inc. (A Development Stage Company) as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captech Financial Group, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004, were audited by other accountants, whose report dated May 4, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage and conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



July 31, 2006

/s/Jaspers + Hall, PC


                             CAPTECH FINANCIAL GROUP, INC.
                            (Formerly Hillsboro Group, Inc.)
                             (A Development Stage Company)
                                     Balance Sheets

                                                                                   Audited
                                                                                 December 31,
                                                                         -----------------------------
                                                                             2005            2004
                                                                         -------------   -------------
ASSETS;
Current Assets:
     Cash                                                                         $ -             $ -
                                                                         -------------   -------------

        Total Current Assets                                                          -               -
                                                                         -------------   -------------

TOTAL ASSETS                                                                  $ -             $ --
                                                                         =============   =============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $ 14,721        $ 14,869
    Accrued Expenses                                                            5,075           5,450
   Advance - Shareholder                                                        7,000               -
                                                                         -------------   -------------

        Total Current Liabilties                                               26,796          20,319
                                                                         -------------   -------------

 Stockholders Equity (Deficit):
    Common stock, no par value, 200,000,000 shares                            40,675          33,575
        authorized, 132,457,200 shares issued and
        outstanding at December 31, 2005 and 2004 respectively
    Deficit accumulated during development stage                            (67,471)        (53,894)
                                                                         -------------   -------------

        Total Stockholders' Equity (Deficit)                                (26,796)        (20,319)
                                                                         -------------   -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                            $ -             $ --
                                                                         =============   =============

       The accompanying notes are an integral part of these financial statements.




                                 CAPTECH FINANCIAL GROUP, INC.
                                (Formerly Hillsboro Group, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations

                                                                                                 January 3, 2001
                                                                                                 (Inception to)
                                                     December 31,                                December 31,
                                                         2005                   2004                 2005
                                                    ----------------       ----------------      --------------
Revenue:
    Sales                                                 $       -            $         -          $        -
                                                    ----------------       ----------------      --------------

Total Income                                                      -                      -                   -
                                                    ----------------       ----------------      --------------

Operating Expenses:
    General and Administrative                               12,275                 16,371              65,588
                                                    ----------------       ----------------      --------------

Total Operating Expenses                                     12,275                 16,371              65,588
                                                    ----------------       ----------------      --------------

Other Expenses:
    Impairment of Website                                         -                      -                 990
    Interest Expense                                          1,302                    498               1,883
                                                    ----------------       ----------------      --------------

Total Other Expenses                                          1,302                    498               2,873
                                                    ----------------       ----------------      --------------

Total Expenses                                               13,577                 16,869              67,471
                                                    ----------------       ----------------      --------------

Net Loss                                                  $ (13,577)             $ (16,869)           $(67,471)
                                                    ================       ================      ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                       132,457,200            132,457,200
                                                    ----------------       ----------------

Net Loss per common share                                 $       -             $        -
                                                    ================       ================

       The accompanying notes are an integral part of these financial statements.

                                          F-3


                                 CAPTECH FINANCIAL GROUP, INC.
                                (Formerly Hillsboro Group, Inc.)
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                       December 31, 2005


                                                         COMMON STOCKS                       Deficit
                                                ---------------------------------          Accumulated              Total
                                                                                           During the           Stockholders'
                                                  # of Shares          Amount              Development Stage       Equity
                                                  -----------          ------           ------------------      --------------
Issuance of stock for cash                            60,000,000         $ 7,500                      $ -          $ 7,500
Issuance of stock for properties                      12,427,200           2,600                        -               2,600
Issuance of stock for services                            30,000             600                        -                  600
Organization costs from  shareholder                           -             500                                           500
Net Loss for Year                                              -               -                  (10,774)           (10,774)
                                                -----------------    ------------       ------------------      --------------

Balance - December 31, 2001                         72,457,200           11,200                   (10,774)                 426
                                                -----------------    ------------       ------------------      --------------

Stock issued for cash                                 60,000,000          10,000                        -             10,000
Net Loss for Year                                              -               -                  (14,110)           (14,110)
                                                -----------------    ------------       ------------------      --------------

Balance -  December 31, 2002                         132,457,200          21,200                  (24,884)             (3,684)
                                                -----------------    ------------       ------------------      --------------

Payment of expenses by shareholder                             -           7,400                        -               7,400
Net Loss for Year                                              -               -                  (12,141)           (12,141)
                                                -----------------    ------------       ------------------      --------------

Balance -  December 31, 2003                         132,457,200          28,600                  (37,025)             (8,425)
                                                -----------------    ------------       ------------------      --------------

Payment of expenses by shareholder                                         4,975                                        4,975
Net Loss for Year                                              -               -                  (16,869)           (16,869)
                                                -----------------    ------------       ------------------      --------------

Balance -  December 31, 2004                         132,457,200          33,575                  (53,894)            (20,319)
                                                -----------------    ------------       ------------------      --------------

Payment of expenses by shareholder                             -           7,100                        -               7,100
Net Loss for Year                                              -               -                  (13,577)           (13,577)
                                                -----------------    ------------       ------------------      --------------

Balance - December 31, 2005                          132,457,200        $ 40,675                $ (67,471)          $ (26,796)
                                                =================    ============       ==================      ==============

All shares have been adjusted for
2 for 1 forward split as of March 2005



           The accompanying notes are an integral part of these financial statements.

                                              F-4


                                         CAPTECH FINANCIAL GROUP, INC.
                                        (Formerly Hillsboro Group, Inc.)
                                         (A Development Stage Company)
                                            Statements of Cash Flows

                                                Indirect Method

                                                                                                        January 3, 2001
                                                                                                         (Inception to)
                                                                    December 31,                         December 31,
                                                                       2005               2004               2005
                                                                  ---------------   -----------------    ------------
Cash Flows from Operating Activities:

     Net Loss                                                       $ (13,577)         $ (16,869)         $(67,471)
     Amortization                                                           -                  -             1,510
     Organization costs paid by shareholder                                 -                  -               500
     Stocks issued for services                                             -                  -             2,677
     Impairment of Website                                                  -                  -               990
     Adjustments to reconcile net loss to cash used
        by operating activities
      Increase (Decrease) in accounts payable and accruals               (523)            16,869            32,694
                                                                  ---------------   -----------------    ----------

Net Cash Used by Operating Activities                                 (14,100)                 -           (29,100)
                                                                  ---------------   -----------------    ----------

Cash Flows from Investing Activities:
     Additions to Website                                                   -                  -            (2,500)
                                                                  ---------------   -----------------    ----------

Net Cash Used by Investing Actibities                                       -                  -            (2,500)
                                                                  ---------------   -----------------    ----------

Cash Flows from Financing Activities:
     Capital Contribution                                               7,100                                7,100
     Proceeds from stockholder advance                                  7,000                  -             7,000
     Proceeds from stock issuance                                           -                  -            17,500
                                                                  ---------------   -----------------    ----------

Net Cash Provided by Financing Activities                              14,100                  -            31,600
                                                                  ---------------   -----------------    ----------

Net Increase in Cash & Cash Equivalents                                     -                  -                 -

Beginning Cash & Cash Equivalents                                           -                  -                 -
                                                                  ---------------   -----------------    ----------

Ending Cash & Cash Equivalents                                          $   -              $  -             $    -
                                                                  ===============   =================    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                             $   -              $  -             $   83
                                                                  ===============   =================    ==========
     Cash paid for Income Taxes                                         $   -              $  -             $    -
                                                                  ===============   =================    ==========

                   The accompanying notes are an integral part of these financial statements.



                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005

Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
------------

The Company was incorporated in Florida on January 3, 2001 and is in its development stage. To date, the Company's activities have been limited to organization and capital formation. The Company changed its name from e-Art Network, Inc., to e-Travel Store Network, Inc. in October 2002 to Hillsboro Group, Inc.on May 16, 2003 and again changed its name to Captech Financial Group, Inc. on July 206, 2004. Also on May 16, 2003, Susan Parker, former
President and Director of the Company, sold her 20,000,000 share of the Company's common stock to a group headed by Theodore Molinari. Susan Parker resigned as President and Director of the Company.

The Company currently intends to enter the financial services industry. In this connection, the Company's unamortized website which was designed as a virtual travel storefront was charged to impairment expense.

Basis of Presentation - Development Stage Company:
-------------------------------------------------

The Company has not earned any significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:
-------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents. At December 31, 2005 the Company had no cash or cash equivalent.

Use of Estimates:
----------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares outstanding during the period.

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005

Revenue Recognition:
-------------------

Financial services income will be generally recognized when the services are performed and accepted by the client. The Company did not earn any revenue through December 31, 2005.

Fair Value of Financial Instruments:
-----------------------------------

The carrying amount of cash and accounts payable are considered to be representative of its fair value because of the short-term nature of this financial instrument.

Other Comprehensive Income
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Taxes:
         --------------------

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

At December 31, 2005, the Company had net operating loss carryforwards of $44,429 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2015

Note 3 - Going Concern
         -------------

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $26,796.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 200,000,000 shares of common stock at no par value. During the period ended December 31, 2005, the Company issued no shares of common stock. During the years 2003, 2004 and 2005 a shareholder paid vendors of the Company for items that were previously accrued. The shareholder does not expect repayment of the expense paid and therefore, the Company has recorded the payment as a contribution to its capital

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


Note 5 - Segment Information:
         -------------------

Captech Financial Group, Inc. operates primarily in a single operating segment, the Company is the business of financial services.

Note 6 - Related Party Transactions:
         --------------------------

Advance - Shareholder

This is a non-interest bearing note for funds advanced during 2005 by a shareholder to facilitate the payment of Company expenses.

Note 7 - Financial Accounting Developments:
         ---------------------------------

Recently issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

Note 8 - Subsequent Events
         -----------------

On April 28, 2006, Theodore Molinari sold 111,570,000 shares of the Company's common stock to John Raby in exchange for shares of another company's stock. The shares acquired constitute 84% of the common stock of the Company.

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005

Note 7 - Financial Accounting Developments (Cont):
         -----------------------------------------

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CAPTECH FINANCIAL GROUP, INC.

Date:  August 21, 2006                        By: /s/ Wesley F. Whiting
       ------------------                         ------------------------
                                                  Wesley F. Whiting, President
                                                  and Acting CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 21, 2006           By: /s/ Wesley F. Whiting
       -----------------             -----------------------------------
                                     Wesley F. Whiting, Director