Form 10QSB
period 2006-03-31
CAPTECH FINANCIAL GROUP, INC
filed 2006-08-21
CIK 1201259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number 000-50057
March 31, 2006

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                           59-1019723
         -------                                           ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

            10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, CO 80033
           ----------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number,
          including area code                          303-940-2090
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.  Yes [_]     No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 132,457,200 common shares as of March 31, 2006

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

   For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

   The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The financial  statements have been prepared by Captech  Financial  Group,  Inc.
with a review pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Form 10-KSB.

                          Captech Financial Group, Inc.
                        (Formerly Hillsboro Group, Inc.)
                              Financial Statements
                     Three Month Period Ended March 31, 2006
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Captech Financial Group, Inc.


We have reviewed the accompanying balance sheet of Captech Financial Group, Inc. as of March 31, 2006 and the related statements of operations, Shareholders'
Equity (Deficit), and cash flows for the three-months then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
August 18, 2006


                                 CAPTECH FINANCIAL GROUP, INC.
                                (Formerly Hillsboro Group, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets

                                                                                        Unaudited      Audited
                                                                                        March 31,    December 31,
                                                                                        2006            2005
                                                                                     -----------     ------------
ASSETS;
Current Assets:
     Cash                                                                                   $ -              $ -
                                                                                     -----------     ------------

        Total Current Assets                                                                  -                -
                                                                                     -----------     ------------

TOTAL ASSETS                                                                             $    -             $  -
                                                                                     ===========     ============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                                   $ 14,721         $ 14,721
    Accrued Expenses                                                                      5,075            5,075
   Advance - Shareholder                                                                  7,000            7,000
                                                                                     -----------     ------------

        Total Current Liabilties                                                         26,796           26,796
                                                                                     -----------     ------------

 Stockholders Equity (Deficit):
    Common stock, no par value, 200,000,000 shares                                       40,675          40,675
        authorized, 132,457,200 shares issued and
        outstanding at March 31, 2006 and December 31, 2005 respectively
    Deficit accumulated during development stage                                        (67,471)        (67,471)
                                                                                     -----------     ------------

        Total Stockholders' Equity (Deficit)                                            (26,796)        (26,796)
                                                                                     -----------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                       $ -             $ -
                                                                                     ===========     ============





                                 See Accountants' Review Report


                                 CAPTECH FINANCIAL GROUP, INC.
                                (Formerly Hillsboro Group, Inc.)
                                 (A Development Stage Company)
                                                                                                January 3, 2001
                                                             Three-Months Ended                 (Inception to)
                                                                   March 31,                      March 31,
                                                          2006                2005                  2006
                                                    -----------------    ----------------       --------------
Revenue:
    Sales                                                  $       -                 $ -                  $ -
                                                    -----------------    ----------------       --------------

Total Income                                                       -                   -                    -
                                                    -----------------    ----------------       --------------

Operating Expenses:
    General and Administrative                                                     2,400               65,588
                                                    -----------------    ----------------       --------------

Total Operating Expenses                                           -               2,400               65,588
                                                    -----------------    ----------------       --------------

Other Expenses:
    Impairment of Website                                          -                   -                  990
    Interest Expense                                                                 371                1,883
                                                    -----------------    ----------------       --------------

Total Other Expenses                                               -                 371                2,873
                                                    -----------------    ----------------       --------------

Total Expenses                                                     -               2,771               67,471
                                                    -----------------    ----------------       --------------

Net Loss                                                         $ -            $ (2,771)            $(67,471)
                                                    =================    ================       ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                        132,457,200         132,457,200
                                                    -----------------    ----------------

Net Loss per common share                                        $ -              $    -
                                                    =================    ================




                                 See Accountants' Review Report


                                         CAPTECH FINANCIAL GROUP, INC.
                                        (Formerly Hillsboro Group, Inc.)
                                         (A Development Stage Company)

                                         Stockholders' Equity (Deficit)
                                                 March 31, 2006

                                                                                            Deficit
                                                         COMMON STOCKS                    Accumulated             Total
                                                ---------------------------------
                                                                                          During the          Stockholders'
                                                  # of Shares          Amount            Development Stage        Equity
                                                  -----------          ------          -------------------    ---------------
Issuance of stock for cash                           60,000,000          $ 7,500                     $ -          $    7,500
Issuance of stock for properties                     12,427,200            2,600                       -               2,600
Issuance of stock for services                           30,000              600                       -                 600
Organization costs from  shareholder                          -              500                                         500
Net Loss for Year                                             -                -                 (10,774)            (10,774)
                                                ----------------     ------------      ------------------     ---------------

Balance - December 31, 2001                          72,457,200           11,200                  (10,774)               426
                                                ----------------     ------------      ------------------     ---------------

Stock issued for cash                                60,000,000           10,000                       -              10,000
Net Loss for Year                                             -                -                 (14,110)            (14,110)
                                                ----------------     ------------      ------------------     ---------------

Balance -  December 31, 2002                        132,457,200           21,200                 (24,884)             (3,684)
                                                ----------------     ------------      ------------------     ---------------

Payment of expenses by shareholder                            -            7,400                       -               7,400
Net Loss for Year                                             -                -                 (12,141)            (12,141)
                                                ----------------     ------------      ------------------     ---------------

Balance -  December 31, 2003                        132,457,200           28,600                 (37,025)             (8,425)
                                                ----------------     ------------      ------------------     ---------------

Payment of expenses by shareholder                                         4,975                                       4,975
Net Loss for Year                                             -                -                 (16,869)            (16,869)
                                                ----------------     ------------      ------------------     ---------------

Balance -  December 31, 2004                        132,457,200           33,575                 (53,894)            (20,319)
                                                ----------------     ------------      ------------------     ---------------

Payment of expenses by shareholder                            -            7,100                       -               7,100
Net Loss for Year                                             -                -                 (13,577)            (13,577)
                                                ----------------     ------------      ------------------     ---------------

Balance - December 31, 2005                         132,457,200           40,675                 (67,471)            (26,796)
                                                ----------------     ------------      ------------------     ---------------

Net Loss for Period                                           -                -                       -                   -
                                                ----------------     ------------      ------------------     ---------------

Balance - March 31, 2006                          132,457,200          $ 40,675            $ (67,471)              $ (26,796)
                                                ================     ============      ==================     ===============

All shares have been adjusted for
2 for 1 forward split as of March 2005


                                         See Accountant's Review Report


                                         CAPTECH FINANCIAL GROUP, INC.
                                        (Formerly Hillsboro Group, Inc.)
                                         (A Development Stage Company)
                                            Statements of Cash Flows

                                                                                                              January 3, 2001
                                                                                Three- Months Ended           (Inception to)
                                                                                      March 31,                March 31,
                                                                              2006               2005             2006
                                                                         ---------------   -----------------    ----------
Cash Flows from Operating Activities:

     Net Loss                                                                                  $     (2,771)         $(67,471)
     Amortization                                                                                                   1,510
     Organization costs paid by shareholder                                                                           500
     Stocks issued for services                                                                                     2,677
     Impairment of Website                                                                                            990
     Adjustments to reconcile net loss to cash used
        by operating activities
      Increase (Decrease) in accounts payable and accruals                                            2,771        32,694
                                                                         ---------------   -----------------    ----------

Net Cash Used by Operating Activities                                                 -                   -       (29,100)
                                                                         ---------------   -----------------    ----------

Cash Flows from Investing Activities:
     Additions to Website                                                             -                   -        (2,500)
                                                                         ---------------   -----------------    ----------

Net Cash Used by Investing Actibities                                                 -                   -        (2,500)
                                                                         ---------------   -----------------    ----------

Cash Flows from Financing Activities:
     Capital Contribution                                                                                           7,100
     Proceeds from stockholder advance                                                                    -         7,000
     Proceeds from stock issuance                                                     -                   -        17,500
                                                                         ---------------   -----------------    ----------

Net Cash Provided by Financing Activities                                             -                   -        31,600
                                                                         ---------------   -----------------    ----------

Net Increase in Cash & Cash Equivalents                                               -                   -             -

Beginning Cash & Cash Equivalents                                                     -                   -             -
                                                                         ---------------   -----------------    ----------

Ending Cash & Cash Equivalents                                                 $      -                $  -           $ -
                                                                         ===============   =================    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                    $      -                $  -          $ 83
            -                                                            ===============   =================    ==========
     Cash paid for Income Taxes                                                $      -                $  -          $  -
                                                                         ===============   =================    ==========


                                         See Accountants' Review Report

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Captech Financial Group, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-months ended March 31, 2006 and 2005 and the period January 3, 2001 (inception) to March 31, 2006, and the related cash flows for the three-months ended March 31, 2006 and 2005 and the period January 3, 2001 (inception) to March 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

Note 2 - Going Concern:
         -------------

The company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $26,796 with an accumulated deficit of $26,796.

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

Note 3 - Subsequent Events

On April 28, 2006, Theodore Molinari sold 111,570,000 shares of the Company's common stock to John Raby in exchange for shares of another company's stock. The shares acquired constitute 84% of the common stock of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

The Company undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

OVERVIEW OF OPERATIONS

None


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2006 COMPARED TO SAME PERIOD ENDED MARCH 31, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred no expenses in the period in 2006 compared to $2,771 in the period in 2005. The Company had no loss in 2006 in the quarter compared to ($2,771) loss in 2005 in the quarter. The Company had no profit/loss per share in 2006 compared to a nominal loss per share in 2005 in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period or any other assets. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business.

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

"GOING CONCERN" QUALIFICATION

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $26,796, all of which is current, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $50,000.


ITEM 3.    CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report, March 31, 2006, and have concluded that the disclosure controls, internal controls, and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.  Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        A       Exhibits

                31    Sarbanes-Oxley Certification
                32    Sarbanes-Oxley Certification


        B       Reports  on Form  8-K

                None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAPTECH FINANCIAL GROUP, INC.

Date August 17, 2006                            /s/ Wesley F. Whiting
                                                -------------------------------
                                                Wesley F. Whiting, President