Form 10QSB
period 2006-06-30
CAPTECH FINANCIAL GROUP, INC
filed 2006-08-21
CIK 1201259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number 000-50057
June 30, 2006

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

                  132,457,200 common shares as of June 30, 2006

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

                          Captech Financial Group, Inc.
                        (Formerly Hillsboro Group, Inc.)

                              Financial Statements

                         Six-Months Ended June 30, 2006
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Captech Financial Group, Inc.


We have reviewed the accompanying balance sheet of Captech Financial Group, Inc. as of June 30, 2006 and the related statements of operations for the three and 6 months then ended, Shareholders' Equity (Deficit), and cash flows for the Six-months then ended. These financial statements are the responsibility of the Company's management.

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



/s/Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
August 18, 2006


                                 CAPTECH FINANCIAL GROUP, INC.
                                (Formerly Hillsboro Group, Inc.)
                                 (A Development Stage Company)
                                         Balance Sheets

                                                                                        Unaudited      Audited
                                                                                        March 31,    December 31,
                                                                                        2006            2005
                                                                                     -----------     ------------
ASSETS;
Current Assets:
     Cash                                                                                   $ -              $ -
                                                                                     -----------     ------------

        Total Current Assets                                                                  -                -
                                                                                     -----------     ------------

TOTAL ASSETS                                                                             $    -             $  -
                                                                                     ===========     ============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                                   $ 14,721         $ 14,721
    Accrued Expenses                                                                      5,075            5,075
   Advance - Shareholder                                                                  7,000            7,000
                                                                                     -----------     ------------

        Total Current Liabilties                                                         26,796           26,796
                                                                                     -----------     ------------

 Stockholders Equity (Deficit):
    Common stock, no par value, 200,000,000 shares                                       40,675          40,675
        authorized, 132,457,200 shares issued and
        outstanding at June 30, 2006 and December 31, 2005 respectively
    Deficit accumulated during development stage                                        (67,471)        (67,471)
                                                                                     -----------     ------------

        Total Stockholders' Equity (Deficit)                                            (26,796)        (26,796)
                                                                                     -----------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                       $ -             $ -
                                                                                     ===========     ============



                                 See Accountants' Review Report


                                         CAPTECH FINANCIAL GROUP, INC.
                                        (Formerly Hillsboro Group, Inc.)
                                         (A Development Stage Company)
                                            Statements of Operations

                                                                                                       January 3, 2001
                                           Three-Months Ended               Six-Months Ended           (Inception to)
                                                June 30,                        June 30,                June 30,
                                          2006            2005            2006            2005            2006
                                       ------------   -------------    ------------   -------------    -----------
Revenue:
    Sales                                  $     -             $ -             $ -             $ -            $ -
                                       ------------   -------------    ------------   -------------    -----------

Total Income                                     -               -               -               -              -
                                       ------------   -------------    ------------   -------------    -----------

Operating Expenses:
    General and Administrative                               2,400                           4,800         65,588
                                       ------------   -------------    ------------   -------------    -----------

Total Operating Expenses                         -           2,400               -           4,800         65,588
                                       ------------   -------------    ------------   -------------    -----------

Other Expenses:
    Impairment of Website                        -               -               -               -            990
    Interest Expense                                            34                             405          1,883
                                       ------------   -------------    ------------   -------------    -----------

Total Other Expenses                             -              34               -             405          2,873
                                       ------------   -------------    ------------   -------------    -----------

Total Expenses                                   -           2,434               -           5,205         67,471
                                       ------------   -------------    ------------   -------------    -----------

Net Loss                                       $ -        $ (2,434)            $ -        $ (5,205)      $(67,471)
                                       ============   =============    ============   =============    ===========

Per Share Information:

     Weighted average number
     of common shares outstanding      132,457,200     132,457,200     132,457,200     132,457,200
                                       ------------   -------------    ------------   -------------

Net Loss per common share                  $     -             $ -             $ -            $  -
                                       ============   =============    ============   =============



                                         See Accountants' Review Report


                                      CAPTECH FINANCIAL GROUP, INC.
                                     (Formerly Hillsboro Group, Inc.)
                                      (A Development Stage Company)
                                      Stockholders' Equity (Deficit)
                                              June 30, 2006

                                                                                            Deficit
                                                         COMMON STOCKS                    Accumulated             Total
                                                ---------------------------------
                                                                                          During the          Stockholders'
                                                  # of Shares          Amount            Development Stage        Equity
                                                  -----------          ------          ------------------     ---------------

Issuance of stock for cash                           60,000,000          $ 7,500                     $ -          $    7,500
Issuance of stock for properties                     12,427,200            2,600                       -               2,600
Issuance of stock for services                           30,000              600                       -                 600
Organization costs from  shareholder                          -              500                                         500
Net Loss for Year                                             -                -                 (10,774)            (10,774)
                                                ----------------     ------------      ------------------     ---------------

Balance - December 31, 2001                          72,457,200           11,200                  (10,774)               426
                                                ----------------     ------------      ------------------     ---------------

Stock issued for cash                                60,000,000           10,000                       -              10,000
Net Loss for Year                                             -                -                 (14,110)            (14,110)
                                                ----------------     ------------      ------------------     ---------------

Balance -  December 31, 2002                        132,457,200           21,200                 (24,884)             (3,684)
                                                ----------------     ------------      ------------------     ---------------

Payment of expenses by shareholder                            -            7,400                       -               7,400
Net Loss for Year                                             -                -                 (12,141)            (12,141)
                                                ----------------     ------------      ------------------     ---------------

Balance -  December 31, 2003                        132,457,200           28,600                 (37,025)             (8,425)
                                                ----------------     ------------      ------------------     ---------------

Payment of expenses by shareholder                                         4,975                                       4,975
Net Loss for Year                                             -                -                 (16,869)            (16,869)
                                                ----------------     ------------      ------------------     ---------------

Balance -  December 31, 2004                        132,457,200           33,575                 (53,894)            (20,319)
                                                ----------------     ------------      ------------------     ---------------

Payment of expenses by shareholder                            -            7,100                       -               7,100
Net Loss for Year                                             -                -                 (13,577)            (13,577)
                                                ----------------     ------------      ------------------     ---------------

Balance - December 31, 2005                         132,457,200           40,675                 (67,471)            (26,796)
                                                ----------------     ------------      ------------------     ---------------

Net Loss for Period                                           -                -                       -                   -
                                                ----------------     ------------      ------------------     ---------------

Balance - June 30, 2006                           132,457,200          $ 40,675            $ (67,471)              $ (26,796)
                                                ================     ============      ==================     ===============

All shares have been adjusted for
2 for 1 forward split as of March 2005


                                         See Accountant's Review Report


                                         CAPTECH FINANCIAL GROUP, INC.
                                        (Formerly Hillsboro Group, Inc.)
                                         (A Development Stage Company)
                                            Statements of Cash Flows

                                                                                                          January 3, 2001
                                                                           Six- Months Ended              (Inception to)
                                                                                June 30,                  June 30,
                                                                        2006               2005             2006
                                                                   ---------------   -----------------    ----------
Cash Flows from Operating Activities:

     Net Loss                                                            $      -           $  (5,205)     $(67,471)
     Amortization                                                               -                   -         1,510
     Organization costs paid by shareholder                                     -                   -           500
     Stocks issued for services                                                 -                   -         2,677
     Impairment of Website                                                      -                   -           990
     Adjustments to reconcile net loss to cash used
        by operating activities
      Increase (Decrease) in accounts payable and accruals                      -             (1,795)        32,694
                                                                   ---------------   -----------------    ----------

Net Cash Used by Operating Activities                                           -              (7,000)      (29,100)
                                                                   ---------------   -----------------    ----------

Cash Flows from Investing Activities:
     Additions to Website                                                       -                   -        (2,500)
                                                                   ---------------   -----------------    ----------

Net Cash Used by Investing Actibities                                           -                   -        (2,500)
                                                                   ---------------   -----------------    ----------

Cash Flows from Financing Activities:
     Capital Contribution                                                       -                   0         7,100
     Proceeds from stockholder advance                                          -               7,000         7,000
     Proceeds from stock issuance                                               -                   -        17,500
                                                                   ---------------   -----------------    ----------

Net Cash Provided by Financing Activities                                       -               7,000        31,600
                                                                   ---------------   -----------------    ----------

Net Increase in Cash & Cash Equivalents                                         -                   -             -

Beginning Cash & Cash Equivalents                                               -                   -             -
                                                                   ---------------   -----------------    ----------

Ending Cash & Cash Equivalents                                           $      -                $  -           $ -
                                                                   ===============   =================    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                              $ -                      $ -          $ 83
            -                                                      ===============   =================    ==========
     Cash paid for Income Taxes                                          $ -                $       -           $ -     -
                                                                   ===============   =================    ==========



                                      See Accountants' Review Report

                          CAPTECH FINANCIAL GROUP, INC.
                        (FORMERLY HILLSBORO GROUP, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)





Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Captech Financial Group, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six-months ended June 30, 2006 and 2005 and the period January 3, 2001 (inception) to June 30, 2006, and the related cash flows for the six-months ended March 31, 2006 and 2005 and the period January 3, 2001 (inception) to June 30, 2006. Interim results are not necessarily indicative of results for a full year.

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

Note 3 - Change in Ownership
         -------------------

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

OVERVIEW OF OPERATIONS

None


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2006 COMPARED TO SAME PERIOD ENDED JUNE 30, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred no expenses in the period in 2006 compared to $2,434 in the period in 2005. The Company had no loss in 2006 in the quarter compared to ($2,434) loss in 2005 in the quarter. The Company had no profit/loss per share in 2006 compared to a nominal loss per share in 2005 in the quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SAME PERIOD ENDED JUNE 30, 2005

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred no expenses in the period in 2006 compared to $5,205 in expenses in 2005 in the period. The Company had no loss in 2006 in the period compared to ($5,205) loss in the period in 2005.

The Company had no profit/loss per share in the period in 2006 compared to a nominal loss per share in the period in 2005.

The Company expects that a trend of losses will develop from expenses related to becoming current with the SEC filings, for legal, account, and other expenses, which losses could exceed $15,000 per quarter, without any other significant operation.

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


ITEM 3.    CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report, June 30, 2006, and have concluded that the disclosure controls, internal controls, and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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