Form 10KSB/A
period 2005-12-31
CAPTECH FINANCIAL GROUP, INC
filed 2006-08-23
CIK 1201259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A


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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)     Exhibits:       23 Consent of Larry Wolfe, CPA
                                31 Sarbanes Oxley Certification
                                32 Sarbanes Oxley Certification


        (b)     Reports on Form 8-K:  None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Jaspers + Hall PC, CPAs ("J+H") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining J+H's independence.


Audit Fees. Larry Wolfe, Certified Public Accountant, former auditor for the Company, billed the Company $5,500 for the December 31, 2004 audit and $1,550 for review of the September 30, 2005 interim financial statements, $1,175 for the June 30, 2005 interim financial statements, and $1,000 for the March 31, 2005 interim financial statements. J+H is billing the Company $5,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.

There were no audit related fees billed in 2005. However, the audit fees for 2004 were paid in 2005. There were no tax fees or other fees in 2005 paid to the auditors or auditors' affiliates.


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

                                                  /s/ Larry Wolfe
                                                  Larry Wolfe
                                                  Certified Public Accountant

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


To the Board of Directors
of Captech Financial Group, Inc.


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

Date:  August 22, 2006                        By: /s/ Wesley F. Whiting
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


Date:  August 22, 2006           By: /s/ Wesley F. Whiting
       -----------------             -----------------------------------
                                     Wesley F. Whiting, Director