Form 10KSB/A
period 2005-12-31
CAPTECH FINANCIAL GROUP, INC
filed 2007-02-08
CIK 1201259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A

                                  Amendment #2


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

                                            NUMBER OF
SHAREHOLDERS AND BENEFICIAL OWNERS          SHARES            PERCENTAGE
----------------------------------          ---------         ----------

John Raby                                   112,899,700       85%

Wesley F. Whiting,
President & Director                        0                 0%

Redgie Green,
Secretary                                   0                 0%

J. Edward Houston
Director                                    0                 0%

No shares of common stock are owned by Officers and Directors as a group.


TOTAL OUTSTANDING SHARES COMMON STOCK:  132,457,200



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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)     Exhibits:       23 Consent of Larry Wolfe, CPA*
                                31 Sarbanes Oxley Certification*
                                32 Sarbanes Oxley Certification*

* Previously filed


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


Date:  February 7, 2007                       By: /s/ Wesley F. Whiting
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


Date:  February 7, 2007          By: /s/ Wesley F. Whiting
       -----------------             -----------------------------------
                                     Wesley F. Whiting, Director