Form 10KSB/A
period 2005-12-31
CAPTECH FINANCIAL GROUP, INC
filed 2007-02-22
CIK 1201259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A

                                  Amendment #3


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [_] No [X]

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

No Rights of Dissenting Shareholders


The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Florida Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions; however, share exchanges by Board authority are limited to where not more than 20% of the Company's equity is issued in a share exchange, otherwise, a vote of shareholders is required. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Florida law.


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


14. Indemnification of Officers and Directors. Florida Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

15. Director's Liability Limited. Florida Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.


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


Date:  February 21, 2007                      By: /s/ Wesley F. Whiting
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


Date:  February 21, 2007         By: /s/ Wesley F. Whiting
       -----------------             -----------------------------------
                                     Wesley F. Whiting, Director