Form 10KSB
period 2006-12-31
CAPTECH FINANCIAL GROUP, INC
filed 2007-03-23
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2006

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number: 000-50057

                          CAPTECH FINANCIAL GROUP, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its chapter)

---------------------------------------- --------------------------------------
                Florida                               59-1019723
---------------------------------------- --------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification Number)
---------------------------------------- --------------------------------------

            10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, CO 80033
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 432-7703
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

      Class                           Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Shares - No Par Value          OTCBB:  CPTF

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Common Stock

         Check whether the issuer(1)  filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] No [_]

         State issuer's revenues for its most recent fiscal year:  $0

         As of the close of trading on March 15, 2007, there were 1,766,060 common shares outstanding, 260,731 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on March 14, 2007, was approximately $1,042.92.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):   YES  [_]    NO [X]

                               TABLE OF CONTENTS


                                     PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders


                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Item 8A.    Controls and Procedures
         Item 8A(T). Controls and Procedures
         Item 8B.    Other Information


                                     PART II

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationship and Related Transactions, and Director
Independence

Item 13.  Exhibits

Item 14.  Principal Accountant Fees and Services

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Captech Financial Group, Inc. (the "Company") was incorporated in the state of Florida and conducts limited business activities in the state of Colorado. The Company's operations to date have been limited to the search for a possible acquisition candidate, based upon the criteria discussed below.

At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company will be filing a Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934 (the "Exchange Act"). Management believes that as a "reporting company," the Company may be more attractive to a private acquisition target since it may be listed to trade its shares on the Over-The-Counter Bulletin Board ("OTCBB") market.

The Company will consider acquisitions of operating information technology companies for stock and debt. Once the filing of the Form 10-SB has been completed, the Company will become a 12(g) registered company under the Exchange Act. The Company can then offer to private acquisition targets the opportunity to become a public company and the ability to establish a public trading market for its securities.

Acquisitions may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. In connection with a merger or acquisition, it is possible that the Company would issue an amount of stock constituting control of the Company to the acquisition candidate. Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of any such management changes, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

Changes In Control and Management

On April 28, 2006, Theodore Molinari, a shareholder of the Company, sold 111,570,000 shares of the Company's common stock to John Raby in exchange for shares of another company's stock. The shares of common stock acquired by Mr. Raby constituted 84% of the then issued and outstanding common stock of the Company. Mr. Green and Mr. Whiting were elected to the Board in October 2006 at a shareholders' meeting.

On April 29, 2006, J. Edward Houston resigned as President and a director of the Company. On April 29, 2006, Wesley F. Whiting was appointed as President and as a director and Redgie Green was appointed Secretary/Treasurer and nominated to the Board of Directors.

Acquisition Activities

During the fiscal year ended December 31, 2006, the Company continued its search for a potential merger or acquisition candidate. During the fiscal year ended

December 31, 2005, the Company negotiated to acquire National Title Company of Miami, Florida. The Company was unable to conclude either a definitive agreement or financing for the deal, and negotiations were concluded in June 2005.

The Company has focused its search for an acquisition target on small and medium-sized companies (See "Investigation and Selection of Business Opportunities") who are (i) recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) in need of funds to develop a new product or service or to expand into new markets; (iv) relying upon an untested product or marketing concept; or (v) a combination of the characteristics mentioned in (i) through (iv). Given the above factors, investors can expect that acquisition candidates may have a history of losses or low profitability.

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's President. See "Management." The Company's management may also retain outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder's fee in the form of its stock. The following factors will be considered, among other things, in screening investment opportunities:

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

     5. Expansion of national market presence;

     6. How any particular business opportunity will be viewed by the investment community and by the Company's stockholders;

     7. Whether, following the business combination, the financial condition of the Company would be sufficient to enable the securities of the Company, then or in the foreseeable future, to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

     8. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, joint ventures or similar arrangements, or from other sources;

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

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as: a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

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

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission (the "SEC") regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

The Company's management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for their current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates who plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed, as well as, the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act, directly or indirectly, through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by the Company's stockholders.

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

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of the Company's common stock.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization, as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections. Any securities, which the Company might acquire in exchange for its Common Stock, are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless the SEC has declared a registration statement effective or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

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

No Rights of Dissenting Shareholders

The Company does not intend to provide its shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because the Florida Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions; however, share exchanges by Board authority are limited to acquisitions where not more than 20% of the Company's equity is issued in a share exchange, otherwise, a vote of the shareholders is required. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Florida law.

Administrative Offices

The Company current business address is 10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, Colorado 80033. The Company's telephone number is (303) 432-7703.

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

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. Its officers and directors may have other business interests to which they devote their attention, and may be expected to continue to do so, although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

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

3. Regulation of Penny Stocks. The Company's securities are subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6,
15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Operating History. The Company was organized in April 1998 and remained dormant until the Spring of 1999, when it raised money to explore a business plan involving internet websites. The Company is not profitable. The Company has no successful operating history. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased by such revenues or profits.

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

10. Reliance upon Financial Statements. The Company will generally require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would afford, increases the risk that the Company, in evaluating an acquisition with such target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

Moreover, the Company will be subject to the reporting-provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the SEC and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a SEC enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

In addition, the lack of audited financial statements would-prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Act, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company currently has only two individuals who are serving as its officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with an acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign, subject to compliance with Section 14f of the Exchange Act. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

14. Indemnification of Officers and Directors. Florida Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

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

16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company's President, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

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

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and persons unknown to the Company could replace the Company's management. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current stockholders.

21. Volatility of Stock Price. Recent history relating to the market price of the Company's stock, indicates that the market price is highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has no property. The Company currently maintains a mailing address at 10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, Colorado 80033. The Company does not pay rent for offices.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of the Shareholders on October 9, 2006.

During the Annual Meeting of the Shareholders, the following proposals were ratified by a majority of the voting shareholders present at the Annual Meeting of the Shareholders:

    - Messrs. Wesley Whiting and Redgie Green were elected to the Board of Directors of the Company;

    - Jaspers & Hall, PC were appointed as the Company's the Independent Accountants for the fiscal year ending December 31, 2006;

    - The Company's Board of Directors was authorized to amend the Company's Articles of Incorporation to reflect a change of the Company's name; and

    - The Company's Board of Directors was authorized to amend the Company's Articles of Incorporation and take those actions necessary to effect a reverse-split of the Company's common stock on a basis of up to seventy-five old shares for one new share.

As of the date of the filing of this Annual Report for the year ended December 31, 2006, the Board of Directors have not taken those actions necessary to amend the Company's Articles of Incorporation to change the name of the Company or effect a reverse-split of the Company's common stock.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock have been traded on the "Pink Sheets" For part of 2006 and on the OTCBB for period in last quarter of 2006.


                2005                        HIGH              LOW
                ----                        ----              ---
First Quarter                              $0.37             $0.10
Second Quarter                              0.57              0.11
Third Quarter                               0.46              0.08
Fourth Quarter                              0.10              0.03


                2006                        HIGH              LOW
                ----                        ----              ---
First Quarter                               $0                $0
Second Quarter                               0                 0
Third Quarter                              0.006               0
Fourth Quarter                             0.015             0.006


Note: After the year ended December 31, 2006, the Company implemented a one for 75 reverse split of the issued and outstanding shares.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

At December 31, 2006, there were 471 holders of record of the Company's stock, respectively.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR PLAN OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Annual Report on Form 10-KSB for the year ended December 31, 2006 contains forward-looking statements. The presentation of future aspects of Captech Financial Group, Inc. ("Captech," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

         (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement business plans;

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files, from time to time, with the SEC, including the Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The Company had no revenues from operations in the year 2006 or 2005. The Company incurred expenses of $4,900 in 2006 and $13,577 in 2005. The expenses from 2006 and 2005 were largely related to general and administrative fees and interest expense. The Company had a net loss of ($4,900) in 2006compared to ($13,577) in 2005. The loss per share was nominal in both the years ended December 31, 2006 and 2005.

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

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

The Company is in the development stage and as of the year ended December 31, 2006, and has not generated any revenue from sales or other operating activities. The Company's principal source of liquidity has been the private placement of equity securities and the issuance of notes payable. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

Based on the foregoing and the Company's history of losses, the Company's audit for the year ended December 31, 2006 and 2005 include a going concern opinion from its outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a "going concern."

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

The Change of Accountants was approved by the Board of Directors. The Company does not have a separate audit committee, other than the current members of the Board of Directors.

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

ITEM 8A(T).  CONTROLS AND PROCEDURES

Not applicable.

ITEM 8B.  OTHER INFORMATION

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and executive officers currently serving the Company are as follows:

Name                                 Position                           Term
----                                 --------                           ----

Wesley F. Whiting            President and Director                     Annual

Redgie T. Green              Secretary and Director                     Annual


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

Biographical Information

WESLEY F. WHITING, President and Director, age 73. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-1991), and President of Westwind Production, Inc. (1997-1998). He served as a director of Kimbell deCar Corporation from 1998 until 2000. He has also served as the President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He served as the President and Director of both Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000-2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002. Further he has served as the Vice President and Director of Agro Science, Inc. since 2001. He was President and Director of Premium Enterprises, Inc. from October 2002 to December 31, 2002. He is Vice President and Director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. 2003 until 2005 when he resigned. He has also served as a Director of Life USA, Inc. since 2003. He served as a Director of Baymark Technologies, Inc. from 2005 through 2006. He currently acts as a Director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006).

REDGIE GREEN, age 53, Secretary and Director. Mr. Green has been Secretary and Director of Dynadapt System, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green served as a Director of Colorado Gold & Silver, Inc. in 2000. He served as a Director for Houston Operating Company during the later half of 2004. In 2005, he served as a Director for Mountains West Exploration, Inc. He currently serves as a Director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006). He served as a Director of Baymark Technologies, Inc. 2005-2006.

Management will devote necessary time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

None of the Company's directors receives any compensation for the services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

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

              SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS

The following table sets forth certain information concerning compensation paid by the Company to the President and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2006, 2005 and 2004 (the "Named Executive Officers"):


                                    Annual Compensation                       Long Term Compensation
                                                    Awards                  Payouts
                                                                                    Securities
   Name & Principal     Year    Salary     Bonus      Other Annual    Restricted    Underlying      LTIP         All Other
       Position                  ($)        ($)       Compensation   Stock Awards   Options (#)    Payouts     Compensation
                                                          ($)             ($)                        ($)            ($)
Wesley F. Whiting      2006      $-0-       $-0-          $-0-           $-0-           -0-          -0-            -0-
J. Edward Houston       2006     $-0-       $-0-          $-0-           $-0-           -0-          -0-            -0-
        1   Mr. Whiting was appointed the President of the Company in April 2006.
        2   Mr. Houston resigned as the President of the Company in 2006.

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

                                      DIRECTOR COMPENSATION

Name              Fees              Stock            Options           Non-Equity       Nonqualified         All Other   Total
                  Earned or         Awards            Awards           Incentive Plan   Deferred              Compen-    ($)
                  Paid-in           ($)              ($)               Compensation     Compensation         sation
                  Cash ($)                                             ($)              ($)                    ($)
Wesley F. Whiting $0                $0               $0                $0               $0                     $0         $0

Redgie Green      $0                $0               $0                $0               $0                     $0         $0


The Company does not currently pay any cash fees to its directors, nor does the Company pay directors' expenses in attending board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Annual Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                           NUMBER OF
SHAREHOLDERS AND BENEFICIAL OWNERS          SHARES            PERCENTAGE
----------------------------------         ---------          ----------

John Raby                                  112,899,700*          85.2%

Wesley F. Whiting,
President & Director                            0                0%

Redgie Green,
Secretary & Director                            0                0%



No shares of common stock are owned by Officers and Directors as a group. *Pre-reverse split one for 75.

TOTAL ISSUED AND OUTSTANDING SHARES COMMON STOCK:  132,457,200

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

ITEM 13.  EXHIBITS

        (a) Exhibits:
                        31 Certification of Chief Executive Officer Pursuant to
                        Section 302 of Sarbanes-Oxley Act

                        32 Certification of Chief Financial Officer Pursuant to
                        Section 906 of Sarbanes-Oxley Act


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Jaspers + Hall PC, CPAs ("J+H") serves as the Company's Independent Accounting and Auditing Firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining J+H's independence.

Audit Fees. Larry Wolfe, Certified Public Accountant, former auditor for the Company, billed the Company $1,550 for review of the September 30, 2005 interim financial statements, $1,175 for the June 30, 2005 interim financial statements, and $1,000 for the March 31, 2005 interim financial statements. J+H has billing the Company $5,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.

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

                      For the Year Ended December 31, 2006


                           CAPTECH FINANCIAL GROUP, INC.
                          (Formerly Hillsboro Group, Inc.)
                           (A Development Stage Company)
                                   Balance Sheets


                                                                                   Audited
                                                                                 December 31,
                                                                         -----------------------------
                                                                             2006            2005
                                                                         -------------   -------------

ASSETS;
Current Assets:
     Cash                                                                         $ -             $ -
                                                                         -------------   -------------

        Total Current Assets                                                        -               -
                                                                         -------------   -------------

TOTAL ASSETS                                                                      $ -             $ -
                                                                         =============   =============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $ 19,621        $ 14,721
    Accrued Expenses                                                            5,075           5,075
    Advance - Shareholder                                                       7,000           7,000
                                                                         -------------   -------------

        Total Current Liabilties                                               31,696          26,796
                                                                         -------------   -------------

 Stockholders Equity (Deficit):
    Common stock, no par value, 200,000,000 shares                             40,675          40,675
        authorized, 132,457,200 shares issued and
        outstanding at December 31, 2006 and 2005, respectively
    Deficit accumulated during development stage                              (72,371)        (67,471)
                                                                         -------------   -------------

        Total Stockholders' Equity (Deficit)                                  (31,696)        (26,796)
                                                                         -------------   -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                            $     -             $ -
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


                                 CAPTECH FINANCIAL GROUP, INC.
                                (Formerly Hillsboro Group, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations

                                                                                                 January 3, 2001
                                                                                                 (Inception) to
                                                                 December 31,                     December 31,
                                                         2006                   2005                 2006
                                                    ----------------       ----------------      --------------
Revenue:
    Sales                                              $          -          $           -         $         -
                                                    ----------------       ----------------      --------------

Total Income                                                      -                      -                   -
                                                    ----------------       ----------------      --------------

Operating Expenses:
    General and Administrative                                4,900                 12,275              65,588
                                                    ----------------       ----------------      --------------

Total Operating Expenses                                      4,900                 12,275              65,588
                                                    ----------------       ----------------      --------------

Other Expenses:
    Impairment of Website                                         -                      -                 990
    Interest Expense                                              -                  1,302               1,883
                                                    ----------------       ----------------      --------------

Total Other Expenses                                              -                  1,302               2,873
                                                    ----------------       ----------------      --------------

Total Expenses                                                4,900                 13,577              67,471
                                                    ----------------       ----------------      --------------

Net Loss                                                   $ (4,900)             $ (13,577)           $(67,471)
                                                    ================       ================      ==============
Per Share Information:

     Weighted average number
     of common shares outstanding                       132,457,200            132,457,200
                                                    ----------------       ----------------

Net Loss per common share                                 $       *                    $ *
                                                    ================       ================

* Less than $(0.01)

   The accompanying notes are an integral part of these financial statements.



                                 CAPTECH FINANCIAL GROUP, INC.
                                (Formerly Hillsboro Group, Inc.)
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                       December 31, 2006

                                                                                             Deficit
                                                         COMMON STOCK                      Accumulated              Total
                                                ---------------------------------
                                                                                           During the           Stockholders'
                                                  # of Shares          Amount              Development Stage       Equity
                                                  -----------          ------           --------------------    --------------

Issuance of stock for cash                            60,000,000         $ 7,500                      $ -          $    7,500
Issuance of stock for properties                      12,427,200           2,600                        -               2,600
Issuance of stock for services                            30,000             600                        -                 600
Organization costs from  shareholder                           -             500                                          500
Net Loss for Year                                              -               -                  (10,774)            (10,774)
                                                -----------------    ------------       ------------------      --------------

Balance - December 31, 2001                           72,457,200          11,200                   (10,774)               426
                                                -----------------    ------------       ------------------      --------------

Stock issued for cash                                 60,000,000          10,000                        -              10,000
Net Loss for Year                                              -               -                  (14,110)            (14,110)
                                                -----------------    ------------       ------------------      --------------

Balance -  December 31, 2002                         132,457,200          21,200                  (24,884)             (3,684)
                                                -----------------    ------------       ------------------      --------------

Payment of expenses by shareholder                             -           7,400                        -               7,400
Net Loss for Year                                              -               -                  (12,141)            (12,141)
                                                -----------------    ------------       ------------------      --------------

Balance -  December 31, 2003                         132,457,200          28,600                  (37,025)             (8,425)
                                                -----------------    ------------       ------------------      --------------

Payment of expenses by shareholder                             -           4,975                        -               4,975
Net Loss for Year                                              -               -                  (16,869)            (16,869)
                                                -----------------    ------------       ------------------      --------------

Balance -  December 31, 2004                         132,457,200          33,575                  (53,894)            (20,319)
                                                -----------------    ------------       ------------------      --------------

Payment of expenses by shareholder                             -           7,100                        -               7,100
Net Loss for Year                                              -               -                  (13,577)            (13,577)
                                                -----------------    ------------       ------------------      --------------

Balance - December 31, 2005                          132,457,200          40,675                  (67,471)            (26,796)
                                                -----------------    ------------       ------------------      --------------

Net Loss for Year                                              -               -                   (4,900)             (4,900)
                                                -----------------    ------------       ------------------      --------------

Balance - December 31, 2006                          132,457,200        $ 40,675                $ (72,371)          $ (31,696)
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


                                 CAPTECH FINANCIAL GROUP, INC.
                                (Formerly Hillsboro Group, Inc.)
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                        Indirect Method
                                                                                                             January 3, 2001
                                                                                                             (Inception to)
                                                                                     December 31,              December 31,
                                                                               2006              2005             2006
                                                                          ---------------   ---------------    ----------
Cash Flows from Operating Activities:

     Net Loss                                                                $ (4,900)        $ (13,577)        $ (67,471)
     Amortization                                                                   -                 -             1,510
     Organization costs paid by shareholder                                         -                 -               500
     Stocks issued for services                                                     -                 -             2,677
     Impairment of Website                                                          -                 -               990
     Adjustments to reconcile net loss to cash used
        by operating activities
      Increase (Decrease) in accounts payable and accruals                      4,900              (523)           32,694
                                                                          ---------------   ---------------    ----------

Net Cash Used by Operating Activities                                               -           (14,100)          (29,100)
                                                                          ---------------   ---------------    ----------

Cash Flows from Investing Activities:
     Additions to Website                                                           -                 -            (2,500)
                                                                          ---------------   ---------------    ----------

Net Cash Used by Investing Actibities                                               -                 -            (2,500)
                                                                          ---------------   ---------------    ----------

Cash Flows from Financing Activities:
     Capital Contribution                                                           -             7,100             7,100
     Proceeds from stockholder advance                                              -             7,000             7,000
     Proceeds from stock issuance                                                   -                 -            17,500
                                                                          ---------------   ---------------    ----------

Net Cash Provided by Financing Activities                                           -            14,100            31,600
                                                                          ---------------   ---------------    ----------

Net Increase in Cash & Cash Equivalents                                             -                 -                 -

Beginning Cash & Cash Equivalents                                                   -                 -                 -
                                                                          ---------------   ---------------    ----------

Ending Cash & Cash Equivalents                                                  $   -               $ -             $   -
                                                                          ===============   ===============    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                     $   -               $ -             $  83
                                                                          ===============   ===============    ==========
     Cash paid for Income Taxes                                                 $   -               $ -             $   -
                                                                          ===============   ===============    ==========


   The accompanying notes are an integral part of these financial statements.

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006

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

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents. At December 31, 2006 the Company had no cash or cash equivalent.

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

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006

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

At December 31, 2006, the Company had net operating loss carryforwards of $67,471 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2015

Note 3 - Going Concern
         -------------

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

Note 4 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 200,000,000 shares of common stock at no par value. During the period ended December 31, 2006, the Company issued no shares of common stock. During the years 2003, 2004 and 2005 a shareholder paid vendors of the Company for items that were previously accrued. The shareholder does not expect repayment of the expense paid and therefore, the Company has recorded the payment as a contribution to its capital

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


Note 5 - Segment Information:
         -------------------

Captech Financial Group, Inc. operates primarily in a single operating segment, the Company is in the business of financial services.

Note 6 - Related Party Transactions:
         --------------------------

Advance - Shareholder

This is a non-interest bearing note for funds advanced during 2005 by a shareholder to facilitate the payment of Company expenses.

Note 7 - Financial Accounting Developments:
         ---------------------------------

Recently issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement requires entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company has adopted FIN 47 starting in the year ended December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. During the year ended December 31, 2006, the Company adopted SFAS 154 and such adoption did not have an effect on its results of operations and financial condition.

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006

Note 7 - Financial Accounting Developments (Cont):
         ----------------------------------------

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The provisions of this consensus did not have a material impact on the financial position, results of operations or cash flows.

In  February  2006  the  amendment  to FASB  Statement  No 133,  Accounting  for
Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006

Note 7 - Financial Accounting Developments (Cont):
         ----------------------------------------

with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CAPTECH FINANCIAL GROUP, INC.


Date:  March 16, 2007                         By: /s/ Wesley F. Whiting
                                                  ---------------------
                                                  Wesley F. Whiting, President
                                                  and Acting CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 16, 2007                         By: /s/ Wesley F. Whiting
                                                  ---------------------
                                                  Wesley F. Whiting, Director



Date:  March 20, 2007                         By: /s/ Redgie Green
                                                  ----------------
                                                  Redgie Green, Director