Form 10KSB/A
period 2006-12-31
CAPTECH FINANCIAL GROUP, INC
filed 2007-03-29
CIK 1201259

*We are filing this amended 10-KSB to clean up the auditor's opinion.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT #1


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

Results of Operations for the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The Company had no revenues from operations in the year 2006 or 2005. The Company incurred expenses of $4,900 in 2006 and $13,577 in 2005. The expenses from 2006 and 2005 were largely related to general and administrative fees and interest expense. The Company had a net loss of ($4,900) in 2006 compared to ($13,577) in 2005. The loss per share was nominal in both the years ended December 31, 2006 and 2005.

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

              SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS

The following table sets forth certain information concerning compensation paid by the Company to the President and any other executive officer whose total annual salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2006, 2005 and 2004 (the "Named Executive Officers"):


                                    Annual Compensation                       Long Term Compensation
                                                    Awards                  Payouts
                                                                                    Securities
   Name & Principal     Year    Salary     Bonus      Other Annual    Restricted    Underlying      LTIP         All Other
       Position                  ($)        ($)       Compensation   Stock Awards   Options (#)    Payouts     Compensation
                                                          ($)             ($)                        ($)            ($)
Wesley F. Whiting(1)   2006      $-0-       $-0-          $-0-           $-0-           -0-          -0-            -0-
J. Edward Houston(2)    2006     $-0-       $-0-          $-0-           $-0-           -0-          -0-            -0-
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

To the Board of Directors
Captech Financial Group, Inc.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Captech Financial Group, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captech Financial Group, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
March 15, 2007


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

                                              CAPTECH FINANCIAL GROUP, INC.


Date:  March 29, 2007                         By: /s/ Wesley F. Whiting
                                                  ---------------------
                                                  Wesley F. Whiting, President
                                                  and Acting CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 2007                         By: /s/ Wesley F. Whiting
                                                  ---------------------
                                                  Wesley F. Whiting, Director



Date:  March 29, 2007                         By: /s/ Redgie Green
                                                  ----------------
                                                  Redgie Green, Director