Form 10QSB
period 2007-03-31
CAPTECH FINANCIAL GROUP, INC
filed 2007-05-15
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                            For the transition period from __________ to _______

                       Commission file number : 000-50057


                          CAPTECH FINANCIAL GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                     59-1019723
------------------------------------          --------------------
      (State of Incorporation)             (IRS Employer ID Number)


            10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, CO 80033
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-940-2090
                           --------------------------
                         (Registrant's Telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 14, 2007, there were 132,457,200 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]     No [X]


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                         Page
                                                                                  ----

         Report of Independent Registered Public Accounting Firm                   F-1

         Balance Sheets - March 31, 2007 and December 31, 2006                     F-2

         Statements of Operations  -
                  Three months ended March 31, 2007 and 2006 and
                  From January 3, 2001 (Inception) to March 31, 2007               F-3

         Statement of Changes in Stockholders' Equity -
                  From January 3, 2001 (Inception) to March 31, 2007               F-4

         Statements of Cash Flows -
                  Three months ended March 31, 2007 and 2006 and
                  From January 3, 2001 (Inception) to March 31, 2007               F-5

         Notes to Financial Statements                                             F-6

Item 2.  Management's Discussion and Analysis                                       1

Item 3. Controls and Procedures                                                     2

Item 3A(T).  Controls and Procedures                                                3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                          3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                3
                  - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                           3

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable       3

Item 5.  Other Information - Not Applicable                                         3

Item 6.  Exhibits                                                                   3

SIGNATURES                                                                          4

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Captech Financial Group, Inc.

We have reviewed the accompanying balance sheet of Captech Financial Group, Inc. (a Development stage Company) as of March 31, 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three-months ended March 31, 2007. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jaspers + Hall PC
Jaspers + Hall, PC
May 14, 2007


                            CAPTECH FINANCIAL GROUP, INC.
                            (A Development Stage Company)
                                    Balance Sheets

                                                                        March 31,        December 31,
                                                                      ---------------------------------
                                                                           2007              2006
                                                                      ---------------   ---------------
                                                                       (Unaudited)        (Audited)
ASSETS;
Current Assets:
     Cash                                                                   $      -               $ -
                                                                      ---------------   ---------------

        Total Current Assets                                                       -                 -
                                                                      ---------------   ---------------

TOTAL ASSETS                                                                $      -               $ -
                                                                      ===============   ===============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                        $ 19,621          $ 19,621
    Accrued Expenses                                                           5,075             5,075
    Advance - Shareholder                                                      7,000             7,000
                                                                      ---------------   ---------------

        Total Current Liabilties                                              31,696            31,696
                                                                      ---------------   ---------------

 Stockholders Equity (Deficit):
    Common stock, no par value, 200,000,000 shares                           40,675            40,675
        authorized, 132,457,200 shares issued and
        outstanding at March 31, 2007 and 2006, respectively
    Deficit accumulated during development stage                            (72,371)          (72,371)
                                                                      ---------------   ---------------

        Total Stockholders' Equity (Deficit)                                (31,696)          (31,696)
                                                                      ---------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                          $  -               $   -
                                                                      ===============   ===============



    See accountants' review report and notes to these financial statements.


                                 CAPTECH FINANCIAL GROUP, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)

                                                                                                 January 3, 2001
                                                          For the Three Months Ended             (Inception) to
                                                                   March 31,                        March 31,
                                                         2007                   2006                 2007
                                                    ----------------       ----------------      --------------
Revenue:
    Sales                                                 $       -              $       -         $         -
                                                    ----------------       ----------------      --------------

Total Income                                                      -                      -                   -
                                                    ----------------       ----------------      --------------

Operating Expenses:
    General and Administrative                                    -                      -              65,588
                                                    ----------------       ----------------      --------------

Total Operating Expenses                                          -                      -              65,588
                                                    ----------------       ----------------      --------------

Other Expenses:
    Impairment of Website                                         -                      -                 990
    Interest Expense                                              -                                      1,883
                                                    ----------------       ----------------      --------------

Total Other Expenses                                              -                      -               2,873
                                                    ----------------       ----------------      --------------

Total Expenses                                                    -                      -              67,471
                                                    ----------------       ----------------      --------------

Net Loss                                                        $ -                    $ -            $(67,471)
                                                    ================       ================      ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                       132,457,200            132,457,200
                                                    ----------------       ----------------

Net Loss per common share                                     $ *                $      *
                                                    ================       ================

Less than ($0.01) per share.


See accountants' review report and notes to these financial statements.


                                 CAPTECH FINANCIAL GROUP, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                         March 31, 2007
                                          (Unaudited)

                                                                                             Deficit
                                                    COMMON STOCK                           Accumulated              Total
                                                ----------------------------------
                                                                                           During the           Stockholders'
                                                  # of Shares           Amount             Development Stage       Equity
                                                  -----------           ------            ------------------    --------------
Issuance of stock for cash                            60,000,000          $ 7,500                     $ -          $   7,500
Issuance of stock for properties                      12,427,200            2,600                       -              2,600
Issuance of stock for services                            30,000              600                       -                600
Organization costs from  shareholder                           -              500                                        500
Net Loss for Year                                              -                -                 (10,774)           (10,774)
                                                -----------------    -------------      ------------------      --------------

Balance - December 31, 2001                           72,457,200           11,200                  (10,774)              426
                                                -----------------    -------------      ------------------      --------------

Stock issued for cash                                 60,000,000           10,000                       -             10,000
Net Loss for Year                                              -                -                 (14,110)           (14,110)
                                                -----------------    -------------      ------------------      --------------

Balance -  December 31, 2002                         132,457,200           21,200                 (24,884)            (3,684)
                                                -----------------    -------------      ------------------      --------------

Payment of expenses by shareholder                             -            7,400                       -              7,400
Net Loss for Year                                              -                -                 (12,141)           (12,141)
                                                -----------------    -------------      ------------------      --------------

Balance -  December 31, 2003                         132,457,200           28,600                 (37,025)            (8,425)
                                                -----------------    -------------      ------------------      --------------

Payment of expenses by shareholder                                          4,975                                      4,975
Net Loss for Year                                              -                -                 (16,869)           (16,869)
                                                -----------------    -------------      ------------------      --------------

Balance -  December 31, 2004                         132,457,200           33,575                 (53,894)           (20,319)
                                                -----------------    -------------      ------------------      --------------

Payment of expenses by shareholder                             -            7,100                       -              7,100
Net Loss for Year                                              -                -                 (13,577)           (13,577)
                                                -----------------    -------------      ------------------      --------------

Balance - December 31, 2005                          132,457,200           40,675                 (67,471)           (26,796)
                                                -----------------    -------------      ------------------      --------------

Net Loss for Year                                              -                -                  (4,900)            (4,900)
                                                -----------------    -------------      ------------------      --------------

Balance - December 31, 2006                          132,457,200           40,675                 (72,371)           (31,696)
                                                -----------------    -------------      ------------------      --------------

Net Loss for the Period                                        -                -
                                                -----------------    -------------      ------------------      --------------

Balance - March 31, 2007                             132,457,200         $ 40,675               $ (72,371)        $  (31,696)
                                                =================    =============      ==================      ==============

See accountants' review report and notes to these financial statements.


                                 CAPTECH FINANCIAL GROUP, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)


                                                                                                               January 3, 2001
                                                                             For the Three Months Ended        (Inception) to
                                                                                      March 31,                 March 31,
                                                                               2007              2006            2007
                                                                          ---------------   ---------------    ----------

Cash Flows from Operating Activities:

     Net Loss                                                                   $      -               $ -      $(67,471)
     Amortization                                                                      -                 -         1,510
     Organization costs paid by shareholder                                            -                 -           500
     Stocks issued for services                                                        -                 -         2,677
     Impairment of Website                                                             -                 -           990
     Adjustments to reconcile net loss to cash used
        by operating activities
      Increase (Decrease) in accounts payable and accruals                             -                 -        32,694
                                                                          ---------------   ---------------    ----------

Net Cash Used by Operating Activities                                                  -                 -       (29,100)
                                                                          ---------------   ---------------    ----------

Cash Flows from Investing Activities:
     Additions to Website                                                              -                 -        (2,500)
                                                                          ---------------   ---------------    ----------

Net Cash Used by Investing Actibities                                                  -                 -        (2,500)
                                                                          ---------------   ---------------    ----------

Cash Flows from Financing Activities:
     Capital Contribution                                                              -                 -         7,100
     Proceeds from stockholder advance                                                 -                 -         7,000
     Proceeds from stock issuance                                                      -                 -        17,500
                                                                          ---------------   ---------------    ----------

Net Cash Provided by Financing Activities                                              -                 -        31,600
                                                                          ---------------   ---------------    ----------

Net Increase in Cash & Cash Equivalents                                                -                 -             -

Beginning Cash & Cash Equivalents                                                      -                 -             -
                                                                          ---------------   ---------------    ----------

Ending Cash & Cash Equivalents                                                  $      -               $ -           $ -
                                                                          ===============   ===============    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                     $      -               $ -          $ 83
                                                                          ===============   ===============    ==========
     Cash paid for Income Taxes                                                 $      -               $ -           $ -
                                                                          ===============   ===============    ==========


See accountants' review report and notes to these financial statements.

                          CAPTECH FINANCIAL GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the Three Months ended March 31, 2007
                                   (Unaudited)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies:

Organization:

The accompanying financial statements include the accounts of Captech Financial Group, Inc. a Florida corporation, (the "Company") incorporated in January 2001 and is in its development stage. To date the Company's operational activities have been limited to its organization and capital formation.

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Loss Per Share:

Loss per share is based on the weighted average number of common shares outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                          CAPTECH FINANCIAL GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the Three Months ended March 31, 2007
                                   (Unaudited)

Recently Issued Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

                          CAPTECH FINANCIAL GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the Three Months ended March 31, 2007
                                   (Unaudited)

Note 2  Going Concern and Results of Operations:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported an accumulated deficit during the development stage of $72,371. The Company's current liabilities exceed current assets by $31,696 at March 31, 2007.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 3 Subsequent Events:

The definitive agreement, which the Company entered into with Greenbridge Telecommunications, Inc. and which was previously announced on Form 8-K on March 22, 2007, has been cancelled due to failure of the escrow to be funded and closed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2006, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

RESULTS OF OPERATION
--------------------

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The Company did not recognize any revenues during the three months ended March 31, 2007 and March 31, 2006. The Companies operating activities to date have been limited to its organization and its capital formation.

During the three months ended March 31, 2007 and 2006, respectively the Company did not incur any general and administrative expenses.

Do to the Company's inactivity during the three months ended March 31, 2007 and 2006, respectively, the Company did not recognize any losses or income during the period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company did not have any cash or capital at March 31, 2007. Nor did the Company have any other assets at March 31, 2007. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

ADDITIONAL FINANCING
--------------------

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is ale to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow the Company to carry out its business.

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report
March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               NONE

ITEM 2.  CHANGES IN SECURITIES

               NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE

ITEM 5.  OTHER INFORMATION

               NONE

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-B.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section
                        302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               CAPTECH FINANCIAL GROUP, INC.
                                               (Registrant)



Dated: May 11, 2007                            By: /s/ Wesley F. Whiting
                                                   ---------------------
                                                   Wesley F. Whiting, President