Form 10KSB/A
period 2006-12-31
CAPTECH FINANCIAL GROUP, INC
filed 2007-07-10
CIK 1201259

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


         As of the close of trading on March 15, 2007, there were 1,767,021 common shares outstanding, 260,731 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on March 14, 2007, was approximately $1,042.92.



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

                                           NUMBER OF
SHAREHOLDERS AND BENEFICIAL OWNERS          SHARES            PERCENTAGE
----------------------------------         ---------          ----------

John Raby                                  112,899,700*          85.2%

Wesley F. Whiting,
President & Director                            0                0%

Redgie Green,
Secretary & Director                            0                0%



No shares of common stock are owned by Officers and Directors as a group. *Pre-reverse split one for 75.

TOTAL ISSUED AND OUTSTANDING SHARES COMMON STOCK:  1,767,021


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


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
March 15, 2007


                           CAPTECH FINANCIAL GROUP, INC.
                          (Formerly Hillsboro Group, Inc.)
                           (A Development Stage Company)
                                   Balance Sheets


                                                                                   Audited
                                                                                 December 31,
                                                                         -----------------------------
                                                                             2006            2005
                                                                         -------------   -------------

ASSETS;
Current Assets:
     Cash                                                                         $ -             $ -
                                                                         -------------   -------------

        Total Current Assets                                                        -               -
                                                                         -------------   -------------

TOTAL ASSETS                                                                      $ -             $ -
                                                                         =============   =============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                         $ 19,621        $ 14,721
    Accrued Expenses                                                            5,075           5,075
    Advance - Shareholder                                                       7,000           7,000
                                                                         -------------   -------------

        Total Current Liabilties                                               31,696          26,796
                                                                         -------------   -------------


 Stockholders Equity (Deficit):
    Common stock, no par value, 200,000,000 shares                             40,675          40,675
        authorized, 1,767,021 shares issued and
        outstanding at December 31, 2006 and 2005, respectively
    Deficit accumulated during development stage                              (72,371)        (67,471)
                                                                         -------------   -------------


        Total Stockholders' Equity (Deficit)                                  (31,696)        (26,796)
                                                                         -------------   -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                            $     -             $ -
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


                                 CAPTECH FINANCIAL GROUP, INC.
                                (Formerly Hillsboro Group, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations

                                                                                                 January 3, 2001
                                                                                                 (Inception) to
                                                                 December 31,                     December 31,
                                                         2006                   2005                 2006
                                                    ----------------       ----------------      --------------
Revenue:
    Sales                                              $          -          $           -         $         -
                                                    ----------------       ----------------      --------------

Total Income                                                      -                      -                   -
                                                    ----------------       ----------------      --------------

Operating Expenses:
    General and Administrative                                4,900                 12,275              65,588
                                                    ----------------       ----------------      --------------

Total Operating Expenses                                      4,900                 12,275              65,588
                                                    ----------------       ----------------      --------------

Other Expenses:
    Impairment of Website                                         -                      -                 990
    Interest Expense                                              -                  1,302               1,883
                                                    ----------------       ----------------      --------------

Total Other Expenses                                              -                  1,302               2,873
                                                    ----------------       ----------------      --------------

Total Expenses                                                4,900                 13,577              67,471
                                                    ----------------       ----------------      --------------

Net Loss                                                   $ (4,900)             $ (13,577)           $(67,471)
                                                    ================       ================      ==============
Per Share Information:


     Weighted average number
     of common shares outstanding                         1,767,021              1,767,021
                                                    ----------------       ----------------


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


                                 CAPTECH FINANCIAL GROUP, INC.
                                 (A Development Stage Company)
                                 Stockholders' Equity (Deficit)
                                         March 31, 2007
                                          (Unaudited)

                                                                                             Deficit
                                                    COMMON STOCK                           Accumulated              Total
                                                ----------------------------------
                                                                                           During the           Stockholders'
                                                  # of Shares           Amount             Development Stage       Equity
                                                  -----------           ------            ------------------    --------------
Issuance of stock for cash                               800,000          $ 7,500                     $ -          $   7,500
Issuance of stock for properties                         165,696            2,600                       -              2,600
Issuance of stock for services                               400              600                       -                600
Organization costs from  shareholder                           -              500                                        500
Net Loss for Year                                              -                -                 (10,774)           (10,774)
                                                -----------------    -------------      ------------------      --------------

Balance - December 31, 2001                              966,096           11,200                  (10,774)              426
                                                -----------------    -------------      ------------------      --------------

Stock issued for cash                                    800,000           10,000                       -             10,000
Net Loss for Year                                              -                -                 (14,110)           (14,110)
                                                -----------------    -------------      ------------------      --------------

Balance -  December 31, 2002                           1,766,096           21,200                 (24,884)            (3,684)
                                                -----------------    -------------      ------------------      --------------

Payment of expenses by shareholder                             -            7,400                       -              7,400
Net Loss for Year                                              -                -                 (12,141)           (12,141)
                                                -----------------    -------------      ------------------      --------------

Balance -  December 31, 2003                           1,766,096           28,600                 (37,025)            (8,425)
                                                -----------------    -------------      ------------------      --------------

Payment of expenses by shareholder                                          4,975                                      4,975
Net Loss for Year                                              -                -                 (16,869)           (16,869)
                                                -----------------    -------------      ------------------      --------------

Balance -  December 31, 2004                           1,766,096           33,575                 (53,894)           (20,319)
                                                -----------------    -------------      ------------------      --------------

Payment of expenses by shareholder                             -            7,100                       -              7,100
Net Loss for Year                                              -                -                 (13,577)           (13,577)
                                                -----------------    -------------      ------------------      --------------

Balance - December 31, 2005                            1,766,096           40,675                 (67,471)           (26,796)
                                                -----------------    -------------      ------------------      --------------

Net Loss for Year                                              -                -                  (4,900)            (4,900)
                                                -----------------    -------------      ------------------      --------------

Balance - December 31, 2006                            1,767,096           40,675                 (72,371)           (31,696)
                                                -----------------    -------------      ------------------      --------------

1 for 75 reverse split                                       925                -                       -                  -


Net Loss for the Period                                        -                -                       -                  -
                                                -----------------    -------------      ------------------      --------------

Balance - March 31, 2007                               1,767,021         $ 40,675               $ (72,371)        $  (31,696)
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

                          CAPTECH FINANCIAL GROUP, INC.
                        (Formerly Hillsboro Group, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006

Revenue Recognition:
-------------------


Financial services income will be generally recognized when the services are performed and accepted by the client. The Company did not earn any revenue during the year ended December 31, 2006.


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

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.


At December 31, 2006, the Company had net operating loss carryforwards of $72,371 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2016


Note 3 - Going Concern
         -------------


The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $31,696.


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


Note 8 - Subsequent Events:
         -----------------

On February 2, 2007, the Board of Directors approved a 1 for 75 reverse split of the then issued and outstanding common stock. After the reverse split was completed, the Company had 1,767,021 shares of its common stock issued and outstanding.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CAPTECH FINANCIAL GROUP, INC.


Date:  June 15, 2007                          By: /s/ Wesley F. Whiting
                                                  ---------------------
                                                  Wesley F. Whiting, President
                                                  and Acting CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 15, 2007                          By: /s/ Wesley F. Whiting
                                                  ---------------------
                                                  Wesley F. Whiting, Director



Date:  June 15, 2007                          By: /s/ Redgie Green
                                                  ----------------
                                                  Redgie Green, Director