Form 10QSB/A
period 2007-03-31
CAPTECH FINANCIAL GROUP, INC
filed 2007-07-10
CIK 1201259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------


                                  FORM 10QSB/A

                                  Amendment #1


                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                            For the transition period from __________ to _______

                        Commission file number: 000-50057


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

As of May 14, 2007, there were 1,767,021 shares of the registrant's sole class of common shares outstanding.

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


/s/ Jaspers + Hall PC
Jaspers + Hall, PC
May 14, 2007


                            CAPTECH FINANCIAL GROUP, INC.
                            (A Development Stage Company)
                                    Balance Sheets

                                                                        March 31,        December 31,
                                                                      ---------------------------------
                                                                           2007              2006
                                                                      ---------------   ---------------
                                                                       (Unaudited)        (Audited)
ASSETS;
Current Assets:
     Cash                                                                   $      -               $ -
                                                                      ---------------   ---------------

        Total Current Assets                                                       -                 -
                                                                      ---------------   ---------------

TOTAL ASSETS                                                                $      -               $ -
                                                                      ===============   ===============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                        $ 19,621          $ 19,621
    Accrued Expenses                                                           5,075             5,075
    Advance - Shareholder                                                      7,000             7,000
                                                                      ---------------   ---------------

        Total Current Liabilties                                              31,696            31,696
                                                                      ---------------   ---------------


 Stockholders Equity (Deficit):
    Common stock, no par value, 200,000,000 shares                           40,675            40,675
        authorized, 1,767,021 shares issued and
        outstanding at March 31, 2007 and December
        31, 2006, respectively
    Deficit accumulated during development stage                            (72,371)          (72,371)
                                                                      ---------------   ---------------


        Total Stockholders' Equity (Deficit)                                (31,696)          (31,696)
                                                                      ---------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                          $  -               $   -
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


                                 CAPTECH FINANCIAL GROUP, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)

                                                                                                 January 3, 2001
                                                          For the Three Months Ended             (Inception) to
                                                                   March 31,                        March 31,
                                                         2007                   2006                 2007
                                                    ----------------       ----------------      --------------
Revenue:
    Sales                                                 $       -              $       -         $         -
                                                    ----------------       ----------------      --------------

Total Income                                                      -                      -                   -
                                                    ----------------       ----------------      --------------

Operating Expenses:
    General and Administrative                                    -                      -              69,498
                                                    ----------------       ----------------      --------------

Total Operating Expenses                                          -                      -              65,588
                                                    ----------------       ----------------      --------------

Other Expenses:
    Impairment of Website                                         -                      -                 990
    Interest Expense                                              -                                      1,883
                                                    ----------------       ----------------      --------------

Total Other Expenses                                              -                      -               2,873
                                                    ----------------       ----------------      --------------

Total Expenses                                                    -                      -              72,371
                                                    ----------------       ----------------      --------------

Net Loss                                                        $ -                    $ -            $(72,371)
                                                    ================       ================      ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                         1,767,021              1,767,021
                                                    ----------------       ----------------

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


Note 3 Stockholders' Equity (Deficit):

On February 2, 2007, the Board of Directors approved a 1 for 75 reverse split of the then issued and outstanding common stock. After the reverse split was completed the Company, had 1,767,021 shares of its common stock issued and outstanding.



Note 4 Subsequent Events:

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





                                               CAPTECH FINANCIAL GROUP, INC.
                                               (Registrant)



Dated: June 15, 2007                           By: /s/ Wesley F. Whiting
                                                   -----------------------------
                                                   Wesley F. Whiting, President