Form 10QSB
period 2007-06-30
CAPTECH FINANCIAL GROUP, INC
filed 2007-08-17
CIK 1201259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number : 000-50057

BOO KOO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1019723
(State of Incorporation)	(IRS Employer ID Number)

4951 Airport Parkway, Suite 660, Addison, TX 75001
(Address of principal executive offices)

972-818-3862
(Registrant's Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 14, 2007, there were 31,269,442 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

As previously announced, on August 1, 2007, Boo Koo Holdings, Inc. (f/k/a Captech Financial Group, Inc.) (the “Company”) acquired Boo Koo Beverages, Inc. (“Old Boo Koo”) pursuant to the Merger Agreement by and among the Company, Captech Acquisition Corp. (“Merger Sub”) and Old Boo Koo, providing for the merger of Merger Sub and Old Boo Koo, with Merger Sub being the surviving corporation and continuing as the Company’s wholly-owned subsidiary. As a result, Old Boo Koo has been treated as the acquiring company for accounting purposes. The merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group issued after completion of the transaction will reflect Old Boo Koo’s operations. However, since the merger occurred after June 30, 2007, the Company is filing its Quarterly Report on Form 10-QSB for the three months ended June 30, 2007, which financial results do not include the financial results of Old Boo Koo for such period, and Old Boo Koo has filed an amended Form 8-K to include its financial results for the three months ended June 30, 2007.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Report of Independent Registered Public Accounting Firm	3

	Balance Sheet - June 30, 2007 and December 31, 2006	4

	Statement of Operations -
	Six months ended June 30, 2007 and 2006 and From January 3, 2001 (Inception) to June 30, 2007	5

	Statement of Changes in Stockholders' Equity -
	From January 31, 2001 (Inception) to June 30, 2007	6

	Statement of Cash Flows -
	Six months ended June 30, 2007 and 2006 and From January 31, 2007 (Inception) to June 30, 2007	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis	12

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings - Not Applicable	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable	15

Item 3.	Defaults Upon Senior Securities - Not Applicable	15

Item 4.	Submission of Matters to a Vote of Security Holders - Not Applicable	15

Item 5.	Other Information -	15

Item 6.	Exhibits	15

SIGNATURES		16

PART I

ITEM 1. FINANCIAL STATEMENTS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Captech Financial Group, Inc.

We have reviewed the accompanying Balance Sheet of Captech Financial Group, Inc., a development stage company, as of June 30, 2007 and the related Statement of Operations for the three and six-month period ended June 30, 2007 and 2006, the related Statement of Cash Flows for the six-months ended June 30, 2007 and 2006 and the Statement of Changes of Stockholders' Equity. These financial statements are the responsibility of the Company's management.

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

Jaspers + Hall, PC
August 8, 2007

BOO KOO HOLDINGS, INC. FORMERLY CAPTECH FINANCIAL GROUP,INC.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS;
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable	$19,621	$19,621
Accrued Expenses	5,075	5,075
Advance - Shareholder	7,000	7,000

Total Current Liabilties	31,696	31,696

Stockholders' Equity (Deficit):
Common stock, no par value, 200,000,000 shares authorized, 1,767,021 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	40,675	40,675
Deficit accumulated during development stage	(72,371)	(72,371)

Total Stockholders' Equity (Deficit)	(31,696)	(31,696)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

BOO KOO HOLDINGS, INC. FORMERLY CAPTECH FINANCIAL GROUP,INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

									January 3, 2001
	For the Three Months Ended				For the Six-Months Ended				(Inception) to
	June 30,				June 30,				June 30,
	2007		2006		2007		2006		2007

Revenue:
Sales		$-		$-		$-		$-	$-

Total Income		-		-		-		-	-

Operating Expenses:
General and Administrative		-		-		-		-	69,498

Total Operating Expenses		-		-		-		-	69,498

Other Expenses:
Impairment of Website		-		-		-		-	990
Interest Expense		-				-		-	1,883

Total Other Expenses		-		-		-		-	2,873

Total Expenses		-		-		-		-	72,371

Net Loss		$-		$-		$-		$-	$(72,371)

Per Share Information:

Weighted average number
of common shares outstanding		1,767,021		1,767,021		1,767,021		1,767,021

Net Loss per common share	$	*	$	*	$	*	$	*

Less than ($0.01) per share.

BOO KOO HOLDINGS, INC. FORMERLY CAPTECH FINANCIAL GROUP,INC.
(A Development Stage Company)
Stockholders’ Equity (Deficit)
June 30, 2007
(Unaudited)

			Deficit
	COMMON STOCK		Accumulated	Total
			During the	Stockholders'
	# of Shares	Amount	Development Stage	Equity

Issuance of stock for cash	800,000	$7,500	$-	$7,500
Issuance of stock for properties	165,696	2,600	-	2,600
Issuance of stock for services	400	600	-	600
Organization costs from shareholder	-	500		500
Net Loss for Year	-	-	(10,774)	(10,774)

Balance - December 31, 2001	966,096	11,200	(10,774)	426

Stock issued for cash	800,000	10,000	-	10,000
Net Loss for Year	-	-	(14,110)	(14,110)

Balance - December 31, 2002	1,766,096	21,200	(24,884)	(3,684)

Payment of expenses by shareholder	-	7,400	-	7,400
Net Loss for Year	-	-	(12,141)	(12,141)

Balance - December 31, 2003	1,766,096	28,600	(37,025)	(8,425)

Payment of expenses by shareholder		4,975		4,975
Net Loss for Year	-	-	(16,869)	(16,869)

Balance - December 31, 2004	1,766,096	33,575	(53,894)	(20,319)

Payment of expenses by shareholder	-	7,100	-	7,100
Net Loss for Year	-	-	(13,577)	(13,577)

Balance - December 31, 2005	1,766,096	40,675	(67,471)	(26,796)

Net Loss for Year	-	-	(4,900)	(4,900)

Balance - December 31, 2006	1,766,096	40,675	(72,371)	(31,696)

1 for 75 reverse split	925	-	-	-

Net Loss for the Period	-	-	-	-

Balance - June 30, 2007	1,767,021	$40,675	$(72,371)	$(31,696)

BOO KOO HOLDINGS, INC. FORMERLY CAPTECH FINANCIAL GROUP,INC.
(A Development Stage Company)
Statements of CashFlows
(Unaudited)

			January 3, 2001
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007

Cash Flows from Operating Activities:

Net Loss	$-	$-	$(72,371)
Amortization	-	-	1,510
Organization costs paid by shareholder	-	-	500
Stocks issued for services	-	-	2,677
Impairment of Website	-	-	990
Adjustments to reconcile net loss to cash used
by operating activities
Increase (Decrease) in accounts payable and accruals	-	-	37,594

Net Cash Used by Operating Activities	-	-	(29,100)

Cash Flows from Investing Activities:
Additions to Website	-	-	(2,500)

Net Cash Used by Investing Actibities	-	-	(2,500)

Cash Flows from Financing Activities:
Capital Contribution	-	-	7,100
Proceeds from stockholder advance	-	-	7,000
Proceeds from stock issuance	-	-	17,500

Net Cash Provided by Financing Activities	-	-	31,600

Net Increase in Cash & Cash Equivalents	-	-	-

Beginning Cash & Cash Equivalents	-	-	-

Ending Cash & Cash Equivalents	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-	$83
Cash paid for Income Taxes	$-	$-	$-

BOO KOO HOLDINGS, INC. FORMERLY CAPTECH FINANCIAL GROUP,INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Six Months ended June 30, 2007
(Unaudited)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies:

Organization:

The accompanying financial statements include the accounts of Captech Financial Group, Inc. a Florida corporation, (the "Company") incorporated in January 2001 and was in its development stage at June 30, 2007.

Presentation of Interim Information

In the opinion of management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three-months and six months ended June 30, 2007 and 2006 and the period January 3, 2001 (inception) to June 30, 2007 and cash flows for the six-months ended June 30, 2007 and 2006, and for the period January 3, 2001 (inception) to June 30, 2007. Interim results are not necessarily indicative of results for the full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2006.

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

BOO KOO HOLDINGS, INC. FORMERLY CAPTECH FINANCIAL GROUP,INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Six Months ended June 30, 2007
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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) apply to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

BOO KOO HOLDINGS, INC. FORMERLY CAPTECH FINANCIAL GROUP,INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Six Months ended June 30, 2007
(Unaudited)

Note 2 Going Concern and Results of Operations:

The financial statements of the Company have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported an accumulated deficit during the development stage of $72,371. The Company's current liabilities exceed current assets by $31,696 at June 30, 2007. See “Note 4 - Subsequent Events.”

Note 3 Stockholders' Equity (Deficit)

In January 2007, the Company effected a 1 for 75 reverse split of its common stock. After such reverse split, the Company had 1,767,021 shares of its common stock issued and outstanding. In July 2007, the Company effected a 1 for 5 reverse split of its common stock. After such reverse split, the Company had 353,405 shares of its common stock issued and outstanding.

Note 4 Subsequent Events:

On August 1, 2007, the Company acquired Boo Koo Beverages, Inc., a privately held Texas corporation ("Old Boo Koo"), pursuant to an Agreement and Plan of Merger, dated as of June 21, 2007 (the "Merger Agreement"), by and among the Company, Captech Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), and Old Boo Koo, providing for the merger of Merger Sub and Old Boo Koo, with Merger Sub being the surviving corporation and continuing as our wholly-owned subsidiary (the "Merger"). Immediately following the Merger, the Merger Sub changed its name to "Boo Koo Beverages, Inc.," and the Company began operating Boo Koo's business of producing, marketing and distributing alternative beverage category energy drinks.

Prior to the Merger, on July 16, 2007, the Company effected a 1-for-5 reverse stock split of its common stock (the "Reverse Stock Split") resulting in a decrease of its common shares to 353,404. In addition, immediately prior to the Merger, pursuant to a stock purchase agreement between Old Boo Koo and John Raby, the owner of approximately 84% of the Company’s common stock immediately prior to the Merger, Old Boo Koo purchased an aggregate of 47,627 shares of our common stock from Mr. Raby and Mr. Raby agreed to assume all of the Company’s existing debt as of the date of Merger in exchange for $600,000. Under the agreement, Mr. Raby made customary representations and warranties about the Company, including among others, representations and warranties related to its capitalization, compliance with laws, litigation, liabilities, financial statements, taxes and that the Company had no current operations. In addition, Mr. Raby agreed to indemnify the Company for any breach of representations, warranties and covenants.

Effective upon the closing of the Merger, all of the Company’s existing directors resigned, and all of the existing directors of Old Boo Koo became directors of the Company. As part of the Merger, the Company adopted the 2006 Equity Incentive Plan (the "2006 Equity Incentive Plan") under which the Company granted options to purchase shares of its common stock in exchange for options to purchase shares of common stock of Old Boo Koo outstanding immediately prior to the Merger.

As part of the Merger, the Company issued approximately 24,711,070 shares of its common stock to the former stockholders of Old Boo Koo in exchange for all of the issued and outstanding shares of common stock of Old Boo Koo (including all shares of common stock of Old Boo Koo into which convertible notes were converted and for which warrants were exercised immediately prior to the Merger). As part of the Merger, in exchange for options to purchase up to an aggregate of 469,000 shares of common stock of Old Boo Koo, the Company issued to the holders thereof options to purchase up to an aggregate of 3,390,869 shares of its common stock under the 2006 Equity Incentive Plan on substantially the same terms and conditions as the options to purchase shares of common stock of Old Boo Koo. Also as part of the Merger, in exchange for a warrant to purchase 150,000 shares of common stock of Old Boo Koo, the Company issued to the holder thereof a warrant to purchase up to 1,084,500 shares of our common stock on substantially the same terms and conditions as the warrant to purchase shares of common stock of Old Boo Koo. As a result of the Merger, the former stockholders of Old Boo Koo became holders of the Company’s common stock, holders of options to purchase shares of common stock of Old Boo Koo became holders of options to purchase shares of the Company’s common stock, and the holder of a warrant to purchase shares of common stock of Old Boo Koo became a holder of a warrant to purchase shares of the Company’s common stock.

Immediately following the Merger and prior to the financing, there were 25,016,847 shares of the Company’s common stock outstanding, of which the Company’s pre-Merger stockholders owned approximately 1.22% and the pre-Merger stockholders of Old Boo Koo owned approximately 98.78%. As a result, Old Boo Koo has been treated as the acquiring company for accounting purposes. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP" Reported results of operations of the combined group issued after completion of the transaction will reflect Old Boo Koo's operations.

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

RESULTS OF OPERATION

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The Company did not recognize any revenues during the six months ended June 30, 2007 and June 30, 2006. The Company’s operating activities to date have been limited to its organization and its capital formation.

During the six months ended June 30, 2007 and 2006, respectively, the Company did not incur any general and administrative expenses.

Due to the Company's inactivity during the six months ended June 30, 2007 and 2006, respectively, the Company did not recognize any losses or income.

LIQUIDITY AND CAPITAL RESOURCES

The Company did not have any cash or capital at June 30, 2007. Nor did the Company have any other assets at June 30, 2007.

MERGER

On August 1, 2007, the Company acquired Boo Koo Beverages, Inc., a privately held Texas corporation ("Old Boo Koo"), pursuant to an Agreement and Plan of Merger, dated as of June 21, 2007 (the "Merger Agreement"), by and among the Company, Captech Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), and Old Boo Koo, providing for the merger of Merger Sub and Old Boo Koo, with Merger Sub being the surviving corporation and continuing as our wholly-owned subsidiary (the "Merger"). Immediately following the Merger, the Merger Sub changed its name to "Boo Koo Beverages, Inc.," and the Company began operating Boo Koo's business of producing, marketing and distributing alternative beverage category energy drinks.

Prior to the Merger, on July 16, 2007, the Company effected a 1-for-5 reverse stock split of its common stock (the "Reverse Stock Split") resulting in a decrease of its common shares to 353,404. In addition, immediately prior to the Merger, pursuant to a stock purchase agreement between Old Boo Koo and John Raby, the owner of approximately 84% of the Company’s common stock immediately prior to the Merger, Old Boo Koo purchased an aggregate of 47,627 shares of our common stock from Mr. Raby and Mr. Raby agreed to assume all of the Company’s existing debt as of the date of Merger in exchange for $600,000. Under the agreement, Mr. Raby made customary representations and warranties about the Company, including among others, representations and warranties related to its capitalization, compliance with laws, litigation, liabilities, financial statements, taxes and that the Company had no current operations. In addition, Mr. Raby agreed to indemnify the Company for any breach of representations, warranties and covenants.

Effective upon the closing of the Merger, all of the Company’s existing directors resigned, and all of the existing directors of Old Boo Koo became directors of the Company. As part of the Merger, the Company adopted the 2006 Equity Incentive Plan (the "2006 Equity Incentive Plan") under which the Company granted options to purchase shares of its common stock in exchange for options to purchase shares of common stock of Old Boo Koo outstanding immediately prior to the Merger.

As part of the Merger, the Company issued approximately 24,711,070 shares of its common stock to the former stockholders of Old Boo Koo in exchange for all of the issued and outstanding shares of common stock of Old Boo Koo (including all shares of common stock of Old Boo Koo into which convertible notes were converted and for which warrants were exercised immediately prior to the Merger). As part of the Merger, in exchange for options to purchase up to an aggregate of 469,000 shares of common stock of Old Boo Koo, the Company issued to the holders thereof options to purchase up to an aggregate of 3,390,869 shares of its common stock under the 2006 Equity Incentive Plan on substantially the same terms and conditions as the options to purchase shares of common stock of Old Boo Koo. Also as part of the Merger, in exchange for a warrant to purchase 150,000 shares of common stock of Old Boo Koo, the Company issued to the holder thereof a warrant to purchase up to 1,084,500 shares of our common stock on substantially the same terms and conditions as the warrant to purchase shares of common stock of Old Boo Koo. As a result of the Merger, the former stockholders of Old Boo Koo became holders of the Company’s common stock, holders of options to purchase shares of common stock of Old Boo Koo became holders of options to purchase shares of the Company’s common stock, and the holder of a warrant to purchase shares of common stock of Old Boo Koo became a holder of a warrant to purchase shares of the Company’s common stock.

Immediately following the Merger and prior to the financing, there were 25,016,847 shares of the Company’s common stock outstanding, of which the Company’s pre-Merger stockholders owned approximately 1.22% and the pre-Merger stockholders of Old Boo Koo owned approximately 98.78%. As a result, Old Boo Koo has been treated as the acquiring company for accounting purposes. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP" Reported results of operations of the combined group issued after completion of the transaction will reflect Old Boo Koo's operations.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
In August 2007, the Company's chief executive officer and chief finanicial officer resigned as a result of the merger described in this report and were replaced with the Company's current chief executive officer and chief financial officer. As a result, the Company's current chief executive officer and chief financial officer did not evalutate the Company's disclosure controls and procedures as of the end of the period covered by this report. However, the chief executive officer and chief financial officer believe that the Company's disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

b. Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOO KOO HOLDINGS, INC. (Registrant)

Dated: August 17, 2007	By:	/s/ Stephen C. Ruffini
Stephen C. Ruffini Chief Financial Officer