Form 10QSB
period 2007-09-30
Boo Koo Holdings, Inc
filed 2007-11-14
CIK 1201259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

 (Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to_________

Commission file number: 000-50057

 BOO KOO HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-1019723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4951 Airport Parkway, #660, Addison, Texas 75001
(Address of principal executive offices)

(972) 818-3862
(Issuer’s telephone number, including area code)

Captech Financial Group, Inc.
(Former name or former address, if changed since last report)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 9, 2007, there were 34,558,956 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

BOO KOO HOLDINGS, INC.
Form 10-QSB
for the Quarterly Period Ended September 30, 2007
Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
Signatures		17

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Boo Koo Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
As of September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash	$5,737,732	$79,523
Accounts receivable (Note 2)	585,938	1,555,901
Inventories, net (Note 3)	1,370,592	2,780,244
Prepaid expenses and other	339,855	215,117
Total current assets	8,034,117	4,630,785

Property and equipment, net (Note 4)	438,062	482,595
Other assets, net	10,421	151,077

Total assets	$8,482,600	$5,264,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$405,721	$1,202,850
Accrued expenses	842,464	917,074
Revolving line of credit (Note 8)	-	2,133,357
Current portion of long-term debt	66,015	103,182
Current portion of capital lease obligations	13,567	13,485
Total current liabilities	1,327,767	4,369,948

Long-term debt, less current portion	41,703	135,122
Related party notes payable, less current portion (Note 6)	-	1,549,038
Capital lease obligations, less current portion	9,903	33,998
Total liabilities	1,379,373	6,088,106

Stockholders' equity (deficit):
Common stock, 40,000,000 authorized, 34,458,956 and 17,115,846	24,902,066	10,834,983
issued and outstanding at September 30, 2007 and December 31,
2006, respectively, no par value
Accumulated deficit	(17,798,839)	(11,658,632)
Total stockholders' equity (deficit)	7,103,227	(823,649)

Total liabilities and stockholders' equity (deficit)	$8,482,600	$5,264,457

See notes to condensed consolidated financial statements.

Boo Koo Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$2,421,033	$4,243,311	$8,137,032	$12,206,850
Cost of sales	2,461,433	2,655,264	5,823,213	7,417,274

Gross profit	(40,400)	1,588,047	2,313,819	4,789,576

Operating expenses:
Salaries, wages and other compensation	831,204	877,428	2,451,145	2,587,262
Advertising, marketing and promotions	234,180	666,864	876,436	2,584,875
Travel and entertainment	156,160	177,231	368,459	530,647
Provisions for bad debts	(11,834)	149,582	(11,834)	163,945
General and administrative	1,435,803	831,456	2,647,693	3,004,014
Depreciation and amortization	85,940	59,617	273,445	178,851

Total operating expenses	2,731,453	2,762,178	6,605,344	9,049,594

Loss from operations	(2,771,853)	(1,174,131)	(4,291,525)	(4,260,018)

Other expense:
Interest expense	34,762	118,643	334,033	718,128
Amortization of debt discount (Note 6)	126,221	11,640	780,991	80,887
Loss on early extinguishment of debt (Note 6)	733,658	408,303	733,658	408,303

Loss before income taxes	(3,666,494)	(1,712,717)	(6,140,207)	(5,467,336)

Income tax expense (Note 7)	-	-	-	-

Net loss	$(3,666,494)	$(1,712,717)	$(6,140,207)	$(5,467,336)

Basic and diluted net loss per share (Note 5)	($0.13)	($0.10)	($0.27)	($0.53)

Weighted average number of shares (Note 5)	28,424,522	16,888,131	23,001,711	10,361,010

See notes to condensed consolidated financial statements.

Boo Koo Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
Cash flow from operating activities:
Net loss	$(6,140,207)	$(5,467,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,445	178,851
Amortization of debt discount	780,991	80,887
Loss on early extinguishment of debt	733,658	408,303
Related party note interest added to principal	91,664	8,853
Stock-based compensation	269,243	149,324
Stock-based sales allowance	250,014	-
Changes in operating assets and liabilities:
Accounts receivable	969,963	(718,872)
Inventories	1,409,652	(993,239)
Prepaid expenses	(124,738)	(176,499)
Other assets	(31,088)	157,937
Accounts payable	(797,129)	(686,214)
Accrued expenses	137,930	168,661

Net cash used in operating activities	(2,176,601)	(6,889,344)

Cash flow from investing activities:
Purchase of property and equipment	(57,167)	(53,235)

Net cash used in investing activities	(57,167)	(53,235)

Cash flow from financing activities:
Principal payments on long-term borrowings	(130,586)	(2,614,547)
Net borrowings (payments) on revolving line of credit	(2,133,357)	1,726,351
Net proceeds from borrowings from related parties	1,875,000	875,000
Net borrowings (payments) on capital lease obligations	(24,014)	5,515
Proceeds from sale of common stock	8,289,709	6,867,808
Proceeds from exercise of stock warrants	15,226	-

Net cash provided by financing activities	7,891,978	6,860,127

Net increase (decrease) in cash	5,658,210	(82,452)
Cash, beginning of year	79,523	82,452
Cash, end of the period	$5,737,733	$0

Supplemental schedule of noncash investing and financing activities:
Common Stock issued for conversion and repayment of related party notes payable	$3,424,038	$1,147,748
Conversion of preferred shares to common stock	$-	$999,728
Exercise of stock warrants	$-	$427,689
Equipment obtained under capital leases	$-	$23,152
Common stock issued in lieu of preferred dividends	$-	$22,911

See notes to condensed consolidated financial statements.

Boo Koo Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Basis of Presentation - The condensed consolidated financial statements include the accounts of Boo Koo Holdings, Inc. and our wholly-owned subsidiary, Boo Koo Beverages, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. All expressions of “us,” “we,” “our,” and all similar expressions are references to Boo Koo Holdings, Inc. and our consolidated, wholly-owned subsidiary, unless otherwise expressly stated or the context otherwise requires.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of our financial position as of September 30, 2007, and results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006, have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be achieved for the full year.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2006, which are contained in the Company’s Form 8-K filed with the SEC on August 3, 2007.

Management Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Nature of Operations - The Company develops, produces, markets and distributes alternative beverage category energy drinks under the Boo Koo® brand name. We currently sell and distribute our products throughout parts of the United States and our products are available in parts of Canada through our network of regional bottlers and other direct store delivery distributors, including independent Coca-Cola, Pepsi, Cadbury Schweppes, beer and other wholesale distributors. Boo Koo® products are sold primarily to mainstream convenience and grocery store chains, drug stores, gas stations and other mainstream and discount consumer stores.

Merger Transaction - On August 1, 2007, in conjunction with a private placement, the Company completed a reverse merger transaction (the “Merger”) with Captech Financial Group ("Captech"), a publicly traded company, which then changed its name to Boo Koo Holdings, Inc. and trades under the symbol OTCBB: BOKO. The Merger has been accounted for as a reverse merger acquisition in accordance with U.S. GAAP. Due to Captech being a shell company at the time of the merger, there was no step up in basis of Captech assets and therefore no goodwill recognized. We entered into and closed on a Securities Purchase Agreement among the Company and the purchasers named therein, pursuant to which we sold an aggregate of 9,442,109 shares of our common stock at a price of $1.20 per share for gross proceeds of approximately $11.3 million (the “Financing”). In connection with the Financing and the Merger, we incurred expenses which included, without limitation, commissions to the placement agents, legal and accounting fees, shell acquisition costs, and other miscellaneous expenses, of approximately $2.0 million. We utilized the net proceeds from the offering for working capital and general corporate purposes, as well as to pay down debt. In connection with the Financing, we issued warrants to purchase an aggregate of 377,731 shares of our common stock at an exercise price of $1.32 per share to the placement agents.

Major Customers - The Company operates in one industry segment, with operations solely in the United States. The Company has a broad range of independent beverage distributors as customers, some of which individually account for more than 10% of gross sales in the reporting periods. Two customers with greater than 10% of our gross sales represented approximately 52% and 51% of the Company’s gross sales during the three and nine months ending September 30, 2007, respectively, and four customers represented 45% and two customers represented 28% of the Company’s gross sales during the three and nine months ending September 30, 2006, respectively.

Boo Koo Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for the Company for its fiscal year beginning on January 1, 2008. The Company is currently assessing the impact the adoption of FAS 157 will have on its condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value shall generally be made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. The provisions of FAS 159 will be effective for the Company for its fiscal year beginning on January 1, 2008, with early adoption permitted. The Company is currently assessing the impact the adoption of FAS 159 will have on its condensed consolidated financial statements.

Note 2 - Accounts Receivable

Trade receivables are carried at the original invoice amount less an estimate for doubtful accounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. The allowance for doubtful accounts is determined by management by regularly evaluating individual customer accounts and considering factors such as credit history and the current financial condition of customers. The Company maintains an allowance for anticipated uncollectible accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Accounts receivable consists of the following at:

	September 30,	December 31,
	2007	2006

Accounts receivable - trade	$814,630	$1,816,232
Allowance for doubtful accounts	(228,692)	(260,331)

	$585,938	$1,555,901

Boo Koo Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Note 3 - Inventories

Inventories, which largely consist of beverages and raw materials, are stated at the lower of average cost or market and include adjustments for estimated obsolescence.

Inventories consist of the following at:

	September 30,	December 31,
	2007	2006

Finished goods	$1,603,573	$2,491,502
Raw materials	536,228	549,400
	2,139,801	3,040,902
Reserve for obsolescence	(769,209)	(260,658)

	$1,370,592	$2,780,244

Note 4 - Property and Equipment

Property and equipment consists of the following at:

	September 30,	December 31,
	2007	2006

Vehicles	$404,931	$367,607
Office equipment	344,619	324,775
Leaseshold improvements	17,347	17,347
	766,897	709,729
Less accumulated depreciation	(328,835)	(227,134)

	$438,062	$482,595

Note 5 - Earnings Per Share

SFAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. In conjunction with the Merger discussed in Note 1, there was a 7.23-for-1 stock split of our common stock. In addition, in July 2006, we completed a 62.1072230195-for-1 stock split of our common stock. All references to the number of shares and per share amounts have been adjusted to reflect the stock splits for all periods presented. For the nine months ended September 30, 2007, warrants outstanding totaling 1,462,231 shares, options outstanding totaling 3,383,640 shares and restricted shares of 60,000 were excluded from the fully diluted earnings per share calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2006, options outstanding totaling 2,159,131 shares and restricted shares of 36,150 were excluded from the fully diluted earnings per share calculations, as their effect would have been antidilutive.

The weighted average number of shares outstanding for the three- and nine-month periods ended September 30, 2007 was 28,424,522 and 23,001,711, respectively. The weighted average number of shares outstanding for the three- and nine-month periods ended September 30, 2006 was 16,888,131 and 10,361,010, respectively.

Boo Koo Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Note 6 - Related Party Transactions

In January and February of 2007, the Company entered into unsecured subordinated note agreements totaling $2,000,000 with three lenders, bearing interest at the rate of 18% per annum, with final stated maturity dates in January and February 2008. Due to the lenders becoming shareholders of the Company, all of these notes were classified as related party notes. As further consideration for these notes, the Company issued warrants covering 1,654,217 shares of common stock, with an exercise price of $0.001 per share. The estimated fair value of the common stock warrants of $1,514,649 was credited to no par common stock and a corresponding debt discount for the same amount was recorded. During the quarter ending September 30, 2007, $1,875,000 of the subordinated notes plus accrued interest was repaid with common stock as part of the Financing. The remaining subordinated note agreement principal of $125,000 plus accrued interest was paid off as of August 1, 2007. For the nine months ended September 30, 2007, the Company recorded $780,991 of amortization of debt discount on the related party debt, and the remaining balance of $733,658 was recorded as a loss on early extinguishment of debt.

On March 2, 2007, related party warrants issued in conjunction with a 2006 purchase price adjustment were exercised and 3,932,036 common shares were issued by the Company. The exercise price of $5,439 was recorded to common stock.

On June 29, 2007, related party warrants issued to one of the lenders of the unsecured subordinated notes were exercised and 103,389 common shares were issued by the Company. The exercise price of $143 was recorded to common stock. On August 1, 2007, the remaining warrants pertaining to the unsecured subordinated notes were exercised and 1,550,828 common shares were issued by the Company, with the exercise price of $2,145 recorded to common stock.

The Statement of Operations for the nine months ended September 30, 2007 includes an operating expense of $57,719 for the value of restricted stock earned by the Company’s Chairman during the period, with the corresponding entry recorded to common stock.

Note 7 - Income Taxes

Due to the continuing operating losses, no tax benefit is being recorded. The Company continues to provide a full valuation allowance for any future tax benefits resulting from the Company’s net operating losses.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 also prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. This interpretation is effective and has been adopted by the Company for its fiscal year ending December 31, 2007. Due to the Company’s continuing losses, this interpretation has had no effect on the Company’s current operations or financial position.

Note 8 - Revolving Line of Credit

The Company has a credit agreement (the “Credit Agreement”) with a finance company that provides it a revolving line of credit commitment of $2,500,000, through July 5, 2009. Borrowings against the line of credit, subject to availability on the borrowing base, as defined, bear interest as elected by the Company, at either (1) the base rate (defined as the Prime Rate as published in the Wall Street Journal) plus 3.5%, or (2) LIBOR plus 6.5%. The effective rate on September 30, 2007 was 11.25%. Interest on borrowings from the line of credit is paid monthly. The Company is required to pay a commitment fee of 0.5% per annum on the unused portion of the revolving line to the finance company.

Balances outstanding under the Credit Agreement are collateralized by substantially all assets of the Company. The Credit Agreement was amended on December 1, 2006, May 3, 2007 and June 29, 2007 with a forbearance agreement, which expired on July 30, 2007. The Company had no borrowings outstanding under our Credit Agreement as of September 30, 2007, or at any time since the Financing closed on August 1, 2007.

Boo Koo Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 - Stock-Based Compensation

The Company has a stock plan that permits the grant of stock options and restricted stock awards of up to 4,000,000 shares of the Company’s common stock to our officers, employees, directors and consultants. The plan provides for granting of options at the stock’s fair market value on the grant date. Generally, awards granted under the plan vest ratably over a period of five years and expire ten years from the grant date. As of September 30, 2007, share-based awards exercisable for up to 616,360 shares of common stock remain available for grant.

The Company has computed the fair value of options granted during the nine months ended September 30, 2007 on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

Expected dividend yield	0%
Expected volatility rates	53-61%
Risk-free interest rates	4.32-4.82%
Expected life of options (in years)	6.25

Our stock option activity and weighted-average exercise price per share for the nine months ended September 30, 2007 are summarized in the following table:

		Weighted-average Exercise
Options	Number of Shares	Price Per Share
Outstanding at January 1, 2007	2,159,131	$0.92
Granted	1,304,039	$0.96
Exercised	-	-
Cancelled	79,530	$0.92
Outstanding at September 30, 2007	3,383,640	$0.94

For the nine months ended September 30, 2007, 18,378 shares were granted in the form of a restricted stock grant to the Company’s non-executive Chairman, and 30,000 shares were granted to each of two newly-elected members of the Board of Directors. For the nine months ended September 30, 2006, 36,150 shares were granted in the form of a restricted stock grant to the Company’s non-executive Chairman. The stock options and restricted stock grants have been adjusted for the 7.23-for-1 stock split of its common stock on August 1, 2007.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2007 was $0.55 per share. Compensation expense for the Company’s stock options has been recognized in salaries, wages and other compensation for the three- and nine-month periods ended September 30, 2007 totaling $77,738 and $211,523, respectively. For the three- and nine-month periods ended September 30, 2006, compensation expense of $149,324 was recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of “us,” “we,” “our,” and all similar expressions are references to Boo Koo Holdings, Inc. and its consolidated wholly-owned subsidiaries (the “Company”), unless otherwise expressly stated or the context otherwise requires. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. The following discussion, as well as other portions of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Any statements contained herein (including, but not limited to, statements to the effect that the Company or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our condensed financial statements and related notes for the fiscal year ended December 31, 2006 in our Current Report on Form 8-K filed on August 3, 2007. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to secure new bottlers and distributors to distribute our products, and to maintain good relationships with our existing bottlers, distributors and retailers;

•
our ability to anticipate and/or react to changes in customer demand and preferences for our products, and the related potential impact to inventories in categories that represent a significant portion of our business;

•	the difficulty in predicting the timing and amount of our sales to our distributors;

•	the ability of our third-party bottlers and contract packers to produce and package our products, and our ability to mitigate any disruptions or delays;

•	changes in consumer confidence resulting from product quality, or if we encounter any product recalls;

•	our ability to attract and retain our key executive personnel, to successfully execute our operating plans;

•	the effectiveness of forecasting our revenues and expenses, to adequately adjust our spending in a timely manner to compensate for unexpected revenue shortfalls;

•	our ability to compete effectively through the protection of our intellectual property, including our trademarks, copyrights and trade secrets; and

•
other factors as set forth in our Current Report on Form 8-K dated August 1, 2007 (particularly in “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Our Business

We develop, produce, market and distribute alternative beverage category energy drinks under the Boo Koo® brand name. We currently produce, market and distribute Boo Koo Energy flavored energy drinks, as well as Gazzu® brand energy drinks exclusively for Circle K.

We currently sell and distribute our products in parts of the United States and Canada through our network of regional bottlers and other direct store delivery distributors, including independent Coca-Cola, Pepsi, Cadbury Schweppes and other wholesale distributors. We also intend to expand our distribution network through alternative distribution arrangements, including direct delivery. Our products are sold primarily to mainstream convenience and grocery store chains, drug stores, gas stations and other mainstream and discount consumer stores. We are currently focusing our brand-building campaign through grassroots marketing, sampling, action sport sponsorships, event marketing, trade shows and conferences.

Our business strategy is to increase sales by expanding distribution of our internally developed brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

•	creating strong distributor relationships and account management through seasoned beverage executives with extensive beverage industry knowledge;

•	generating strong consumer demand for our existing brands and products with primary emphasis in the United States and Canada;

•	developing additional unique alternative beverage brands and products; and

•	licensing our brand equity for the creation of other beverages.

Results of Operations

The following table sets forth key statistics for the three and nine months ended September 30, 2007 and 2006, respectively. This table should be read in conjunction with the following discussion and with our condensed consolidated financial statements, including the related notes, contained herein.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2007	2006	07 vs. 06	2007	2006	07 vs. 06
Gross sales, net of discounts & returns*	$2,607,608	$4,593,970	-43.2%	$9,098,495	$13,503,494	-32.6%
Less: Promotional and other allowances**	(186,575)	(350,660)	-46.8%	(961,463)	(1,296,645)	-25.8%
Net sales	2,421,033	4,243,311	-42.9%	8,137,032	12,206,850	-33.3%
Cost of sales	2,461,433	2,655,264	-7.3%	5,823,213	7,417,274	-21.5%
Gross profit	(40,400)	1,588,047	-102.5%	2,313,819	4,789,576	-51.7%

Gross margin as a percentage of gross sales	-1.5%	34.6%		25.4%	35.5%

Operating expenses	2,731,453	2,762,178	-1.1%	6,605,344	9,049,594	-27.0%
Operating loss	(2,771,853)	(1,174,131)	-136.1%	(4,291,525)	(4,260,018)	-0.7%

Operating loss as a percentage of net sales	-114.5%	-27.7%		-52.7%	-34.9%

Interest expense, net	34,762	118,643	-70.7%	334,033	718,128	-53.5%
Amortization of debt discount	126,221	11,640	984.4%	780,991	80,887	865.5%
Loss on early extinguishment of debt	733,658	408,303	79.7%	733,658	408,303	79.7%
Loss before income taxes	(3,666,494)	(1,712,717)	-114.1%	(6,140,207)	(5,467,336)	-12.3%
Income tax expense	-	-		-	-
Net loss	$(3,666,494)	$(1,712,717)	-114.1%	$(6,140,207)	$(5,467,336)	-12.3%

Net loss as a percentage of net sales	-151.4%	-40.4%		-75.5%	-44.8%

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be used alone as an indicator of operating performance in place of net sales. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Gross sales includes a non-cash charge for a sales allowance to a certain retailer of zero and $89,383 for the three and nine months ended September 30, 2007, as well as a FAS 123R charge of $155,139 and $250,014 for the three and nine months ended September 30, 2007, respectively, for the value of warrants issued to a customer in 2007. For both the three and nine months ended September 30, 2006 there were no similar charges. Gross sales may not be realized in the form of cash receipts, as promotional and other allowances may be deducted from payments received by some customers.

** Promotional and other allowances are utilized for distribution support and indirect advertising by our customers. In certain instances, a portion of the promotional allowances payable to customers is based on sales levels and net prices earned by customers and as such entails an estimate by management. If the level of sales or net selling price differs from such estimates, the promotional allowances could, to the extent based on estimates, require adjustments. Although the expenditures in this allowance are determined in accordance with GAAP, the disclosure thereof does not conform to GAAP presentation requirements. Promotional and other allowances represents a material portion of the Company’s marketing activities. The Company also reimburses certain customers for direct marketing costs, which are recorded as an operating expense.

Three months ended September 30, 2007 and 2006

Gross Sales - For the three months ended September 30, 2007, gross sales were $2.6 million, which is 43.2% lower than gross sales of $4.6 million for the three months ended September 30, 2006. The 2007 third quarter was negatively impacted by a large distributor launch in 2006 ($1.3 million) that was not replicated in 2007, as well as our continued strategy of replacing our small independent wholesale customer base with larger direct to store distributors (“DSD”). In the prior year, while we had higher gross and net sales, a higher portion of the 2006 sales were discounted and unprofitable.

Additionally, our largest can size (24 oz) represented a smaller percentage of our overall case sales for the three months ended September 30, 2007 as compared to our sales for the three months ended September 30, 2006. Due to the lower per case price, our gross and net sales were negatively impacted. This was primarily due to our newer DSD customers emphasizing our 16 oz can size (the category standard) in their distribution territories, versus the prior year focus by independent wholesale distributors on our larger (24 oz) can size.

Gross Profit - Gross profit for the three months ended September 30, 2007 was negative ($40,400) compared to our prior year’s quarterly figure of $1.6 million. The third quarter of 2007 results were negatively impacted by a non-cash sales allowance of $155,000, and an increase of $750,000 to the inventory reserve due to the Company’s transitioning out of its current “black can” to a new multi-colored can design for both its 16 and 24 oz. products, as well as writing off aging 24 oz. inventory that is outdated due to declining sales of this can size. Excluding the non-cash sales allowance and the inventory write-off, the gross margin, as a percentage of gross sales, would have been 31.3% compared to the prior year’s 34.6%. The lower gross margin rate in 2007 resulted from sales of the above products, as we sold aging inventory and discontinued products at substantial discounts to reduce inventory levels.

Operating Expenses - Marked improvement in our operating expenses continued in the third quarter of 2007. We incurred approximately $900,000 in non-recurring general and administrative costs related to the reverse merger and private placement transactions during the quarter. During the three months ended September 30, 2007, operating expenses of $1.8 million (excluding the non-recurring costs) decreased by approximately $0.9 million, or 33.3%, from the prior year’s operating expenses of $2.8 million. The improvement was due to lower marketing and promotional costs, as well as continuing efforts to focus on reducing general expenses.

Other Expenses - For the quarter ended September 30, 2007, we incurred net interest expense of $34,762, amortization of debt discount of $126,221, and a loss on early extinguishment of debt of $733,658 versus the 2006 quarterly figures of $118,643 for net interest expense, $11,640 for amortization of debt discount, and a loss on early extinguishment of debt of $408,303.

Interest expense in the third quarter decreased approximately $84,000 (or 70.7%) primarily due to lower borrowings in 2007 versus 2006. The substantial increase in 2007 over 2006 of approximately $115,000 and $325,000 in non-cash amortization expense and loss on early extinguishment of debt, respectively, was directly associated with the related party unsecured subordinated debt financing incurred in the first quarter of 2007, which contained warrants.

Net Loss - The net loss for the three months ended September 30, 2007 of $3.7 million increased $2.0 million, or 114.1%, over the three months ended September 30, 2006 net loss figure of $1.7 million. The higher net loss is attributable to lower gross profit on declining sales volume and the non-recurring operating and other expenses discussed above, partially offset by our operating expense savings.

Nine months ended September 30, 2007 and 2006

Gross Sales - Gross sales for the nine months ended September 30, 2007 decreased by $4.2 million, or 32.6%, to $9.1 million from $13.5 million for the same nine-month period in 2006. The first nine months of gross sales in 2006 were enhanced by the launch of our 16 oz. product line and Boo Koo Water during the first quarter of 2006, as well as by a large distributor launch in the third quarter of 2006 ($1.3 million).

Gross Profit - The 2007 nine-month gross profit was down 51.7% from the 2006 nine-month results, to $2.3 million from $4.8 million. The results for the nine months ended September 30, 2007 were negatively impacted by a non-cash sales allowance of $250,000, and an increase of $750,000 to the inventory reserve due to the Company’s transitioning out of its current “black can” to a new multi-colored can design for both its 16 and 24 oz. products, as well as writing off aging 24 oz. inventory that is outdated due to declining sales of this can size. Excluding the non-cash sales allowance and the inventory write-off, the gross margin, as a percentage of gross sales, would have been 35.4%, which is in line with the prior year’s gross margin rate of 35.5%. The 2007 gross profit improved with price increases on some products taken at the beginning of the year, but was offset by the negative impact of selling aged inventory and discontinued products at substantial discounts to reduce inventory levels.

Operating Expenses - We incurred approximately $900,000 in non-recurring general and administrative costs related to the reverse merger and private placement transactions during the third quarter. Our focus continues on effective marketing and operating expenses, which is reflected in our 2007 year to date results, as our operating expenses have decreased to $6.6 million from the prior year nine-month operating expenses of $9.0 million. This is an improvement of 27.0%, and excluding the non-recurring operating expenses ($900,000) would provide an improvement of 36.8%. The primary driver of this improvement was operational changes implemented in our marketing and operations expenditures in the fourth quarter of 2006.

Operating Loss - For the nine months ended September 30, 2007, our loss from operations was $4.3 million, approximately even with the prior year’s comparable period. Excluding the non-recurring general and administrative costs discussed above, the improvement in our operating expenses on a year to date basis is reflected in our net operating loss improvement to $3.4 million from our 2006 year to date loss of $4.3 million. This represents a 20.2% improvement, as a result of our operating expense savings and ability to maintain our gross margin percentage.

Other Expenses - Interest expense in the nine months ended September 30, 2007 decreased approximately $384,000 (or 53.5%) primarily due to lower borrowings in 2007 versus 2006, as a result of better management of our working capital. The substantial increase in amortization of debt discount, in 2007, to approximately $781,000 from the prior year’s figure of $81,000 is directly related to the unsecured subordinated debt we raised in the first quarter of 2007, as warrants were issued in conjunction with these notes. As of August 1, 2007, the warrants were exercised and a loss on early extinguishment of debt of $733,658 was recorded in the third quarter. In the comparable 2006 period, a loss on early extinguishment of debt of $408,303 was recorded.

Net Loss - The net loss for the nine months ended September 30, 2007 of $6.1 million increased $0.7 million, or 12.3%, over the nine months ended September 30, 2006 net loss figure of $5.5 million. The higher net loss is attributable to lower gross profit on declining sales volume and the non-recurring operating and other expenses discussed above, partially offset by our operating expense savings.

Liquidity and Capital Resources

Our cash balances increased to $5.7 million at the end of the third quarter of fiscal 2007 from $79,523 at the end of fiscal 2006. On August 1, 2007, we completed a private placement of our common stock pursuant to the Securities Purchase Agreement. We sold an aggregate of 9,442,109 shares of our common stock at a price of $1.20 per share for gross proceeds of approximately $11.3 million, including some debt converted to equity. We utilized the net proceeds from the offering for working capital and general corporate purposes, as well as to pay off our debt.

Since the inception of our business in 2002, we have incurred significant operating losses. We incurred net losses of $6.1 million and $5.5 million during the nine-month periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we had an accumulated deficit of $17.8 million.

  While the focus going forward is to improve our financial performance, we expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate that our losses may increase from current levels because we expect to incur significant additional costs and expenses related to being a public company, developing new brands and flavors, advertising, marketing and promotional activities, as well as the employing of additional personnel as our business expands. Our ability to become profitable depends on our ability to generate and sustain substantially higher revenue through new distribution while maintaining reasonable expense levels. In particular, although we intend to significantly increase our spending on marketing and promotional activities, these efforts may not be effective in increasing our sales.

Cash Flow from Operating Activities

  Net cash used in operating activities was $2.2 million during the nine months ended September 30, 2007 compared to $6.9 million for the nine months ended September 30, 2006, which amounted to a 68% improvement. The decrease was primarily the result of reduced levels of inventories and accounts receivable, as well as better operating results. The 2007 nine-month net loss of $6.1 million included non-cash charges of $2.4 million, resulting in an operating cash loss (before changes in working capital) of $3.7 million. For the nine months ended September 30, 2006 the net loss of $5.5 million included non-cash charges of $0.8 million, for an operating cash loss of $4.6 million. This was a direct result of our continued focus on profitable sales and cost containment, as well as efforts to reduce inventory levels of outdated product.

Cash Flow provided by Financing Activities

Net cash provided by financing activities was $7.9 million for the nine months ended September 30, 2007 compared to $6.9 million during the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the primary financing activity involved raising $8.3 million in net cash proceeds from the sale of common stock through the private placement discussed above and the exercise of warrants. We also raised $2.0 million in January and February 2007 from three related-party lenders in the form of unsecured subordinated notes, at an interest rate of 18%. Along with the notes, stock warrants were issued, which resulted in a debt discount of $1.5 million. Approximately, $1.9 million of these notes were subsequently repaid with common stock in the third quarter private placement. The proceeds from the private placement were used to pay off our debt and to provide working capital funds, as we more actively managed our working capital, which resulted in a lower borrowing base under our line of credit. The increase in cash provided by financing activities for 2006 was primarily related to the sale of common stock of $6.9 million, net of issuance costs.

Debt

In the fall of 2006, our majority investor group provided an additional $1.5 million in debt financing to us for operating needs. The additional debt financing was in the form of convertible subordinated notes, which were converted to equity on August 1, 2007 in conjunction with the offering.

We maintain a $2.5 million revolving line of credit facility. The facility is a senior secured note and provides for a borrowing base which is based on a percentage of receivables outstanding and finished goods inventory. The interest rate on this debt is at prime plus 3.50%. The convertible subordinated debt carried the same interest rate. The revolving line of credit facility requires that we maintain cash and/or excess borrowing capacity of $500,000 at all times. At March 31, 2007, we were not in full compliance with all the terms of our line of credit facility and had agreed to a forbearance agreement with the lender. All the terms but for the excess borrowing base capacity were in compliance at the expiration of the original forbearance agreement on April 30, 2007, which was subsequently extended to July 30, 2007. The Company had no borrowings outstanding under the facility as of September 30, 2007, or at any time since the private placement closed on August 1, 2007, and we were in compliance with all terms and conditions of the facility on September 30, 2007.

Although we expect that the net proceeds of the private placement, together with our available funds and funds generated from our operations, will be sufficient to meet our short term anticipated needs, we anticipate we may need to obtain additional capital in order to expand our distribution system in the first half of 2008. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel, and the timing of our receipt of revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except for the proceedings described below, we are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

On or about June 29, 2006, Holigan Racing, LP (“Holigan”) filed a petition against Boo Koo Beverages, Inc. (“Old Boo Koo”) in the District Court of Dallas County, Texas, 68th Judicial District, styled Holigan Racing, LP v. Boo Koo Beverages, Inc., BK Subsidiary, Inc. and BK Beverages, LLC (the “Action”). Holigan contends that Old Boo Koo breached a Sponsorship Agreement entered into with Holigan on or about June 21, 2005. Holigan seeks as damages the present value of all future unpaid sponsorship payments, the total of which is $4,625,000, plus attorneys’ fees and costs. The Company denies Holigan’s allegations and contends that Holigan breached the Sponsorship Agreement by, among other things, wrongfully assigning the rights to twenty percent of future sponsorship payments to a third party in violation of a “no assignments” provision in the Sponsorship Agreement. The Company further contends that it was excused from any obligation to continue performing under the Agreement based upon this material breach. The Company’s management intends to vigorously defend the Action.

On May 8, 2007, Michael Ridolfo, the former Director of National Accounts at Boo Koo, filed suit against Boo Koo in North Carolina State Court, claiming a right to a stock grant of 0.2% of Old Boo Koo’s outstanding common stock if he met his annual sales goals, in each of his first three years of employment, for a total of 0.6% of Old Boo Koo’s outstanding shares. The Company believes this claim to be baseless and has filed a motion for summary dismissal.

Item 5. Other Information.

On August 1, 2007, the Company acquired Boo Koo Beverages, Inc. (“Old Boo Koo”) pursuant to the Merger Agreement by and among Captech, Captech Acquisition Corp. (the “Merger Sub”) and Old Boo Koo, providing for the merger of Merger Sub and Old Boo Koo, with Merger Sub being the surviving corporation and continuing as the Company’s wholly-owned subsidiary. As a result, Old Boo Koo has been treated as the acquiring company for accounting purposes. The merger has been accounted for as a reverse merger acquisition in accordance with generally accepted accounting principles in the United States. Reported results of operations of the combined group issued after completion of the transaction reflect Old Boo Koo’s operations. However, since the merger occurred after June 30, 2007, Captech filed its Quarterly Report on Form 10-QSB for the three months ended June 30, 2007 and Old Boo Koo filed an amended Form 8-K/A to include its financial results for the three months ended June 30, 2007. Attached as Exhibit 99.3 thereto and incorporated therein by reference are our financial statements for the quarter and six months ended June 30, 2007, including our condensed balance sheets and the related condensed statements of operations and condensed cash flows, as well as management’s discussion and analysis of financial condition and results of operation for such period.

Item 6. Exhibits.

See the Exhibit Index hereto, which is incorporated by reference herein.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BOO KOO HOLDINGS, INC.

By:	/s/ Stephen C. Ruffini
Name: Stephen C. Ruffini
Title: Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Captech Financial Group, Inc., Boo Koo Acquisition Corp. and Boo Koo Beverages, Inc., dated as of June 21, 2007.*

3.1	Articles of Incorporation of Captech Financial Group, Inc. (f/k/a Hillsboro Group, Inc., f/k/a e-Art Network, Inc.), filed with the Secretary of State of Florida on January 3, 2001.*

3.1(a)	Articles of Amendment, filed with the Secretary of State of Florida on September 24, 2002.*

3.1(b)	Articles of Amendment, filed with the Secretary of State of Florida on May 22, 2003.*

3.1(c)	Articles of Amendment, filed with the Secretary of State of Florida on July 26, 2004.*

3.1(d)	Articles of Amendment, filed with the Secretary of State of Florida on March 21. 2005.*

3.1(e)	Articles of Amendment, filed with the Secretary of State of Florida on January 29, 2007.*

3.1(f)	Articles of Amendment, filed with the Secretary of State of Florida on July 3, 2007, as corrected by Articles of Correction, filed with the Secretary of State of Florida on July 10, 2007.*

3.1(g)	Articles of Amendment, filed with the Secretary of State of Florida on August 9, 2007.****

3.2	By-laws of Captech Financial Group, Inc. (f/k/a e-Art Network, Inc.)*

10.1	Boo Koo Beverages, Inc. 2006 Stock Incentive Plan, as amended*

10.2	Second Amended and Restated Employment Agreement between Boo Koo Beverages, Inc. and Daniel Lee dated as of January 31, 2007.*

10.3	Amended and Restated Employment Agreement between Boo Koo Beverages, Inc. and Stephen Ruffini dated as of January 31, 2007.*

10.4	Stock Purchase Agreement dated June 21, 2007 among Captech Financial Group, Inc., Boo Koo Beverages, Inc. and John Raby*

10.5	Securities Purchase Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors listed on the signature page thereto.*

10.6	Registration Rights Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors on the signature page thereto.*

10.7	Registration Rights Agreement, dated as of July 5, 2006, by and among Boo Koo Beverages, Inc., BK Beverages, LLC and the investors signatory thereto.*

10.8
Lease, dated April 8, 2004, between Boo Koo Beverages, Inc. (f/k/a The Love Factor, Inc.) and Kennington No. 1 Partnership d/b/a Kennington Properties, as modified by the Modification and Ratification of Lease, dated August 5, 2004, as modified by the Modification and Ratification of Lease, dated July 11, 2005, as renewed by the Renewal of Lease, dated April 10, 2006*

10.9	Amended and Restated Credit Agreement dated as of July 5, 2006 by and among Boo Koo Beverages, Inc., Orix Venture Finance LLC and Orix Finance Corp.*

10.10	Seperation Agreement and Mutual Release between Boo Koo Beverages, Inc. and Daniel Lee dated as of November 5, 2007.***

10.11	Employment Agreement between Boo Koo Beverages, Inc. and Steven Solomon dated as of November 1, 2007.***

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Previously filed with the Company’s Form 8-K filed on August 3, 2007 and incorporated herein by reference.

** Filed herewith

*** Previously filed with the Company’s Form 8-K filed on November 8, 2007 and incorporated herein by reference.

**** Previously filed with the Company’s Form 8-K/A filed on August 14, 2007 and incorporated herein by reference.