Form 10KSB
period 2007-12-31
Boo Koo Holdings, Inc
filed 2008-04-15
CIK 1201259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark one)

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-50057

BOO KOO HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	65-1082135
(State of incorporation)	(IRS Employer ID Number)

4951 Airport Parkway, Suite 660, Addison, Texas 75001
(Address of principal executive offices)

(972) 818-3862
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act - None

Securities registered under Section 12(g) of the Exchange Act: - Common Stock - $0.0001 par value

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2007 were $9,046,619.

The aggregate market value of voting common equity held by non-affiliates as of April 9, 2008 was approximately $4,785,154, based upon the closing price at which common equity was sold as of April 9, 2008, $0.15 per share.

As of April 9, 2008, there were 34,572,380 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Boo Koo Holdings, Inc.

Caution Regarding Forward-Looking Information

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

Such factors include, among others, the following: national and local general economic and market conditions; distributor changes; our ability to sustain us and forecast our growth; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or new product development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Available Information

Information about us is also available at our website at www.bookooenergy.com, under “Investor Relations,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART I

Item 1 - Description of Business

General

We develop, produce, market and distribute alternative beverage category energy drinks under the Boo Koo® brand name. We also produce GazzuTM brand energy drinks exclusively for Circle K.

We currently sell and distribute our products in parts of the United States and parts of Canada through our network of regional bottlers and other direct store delivery distributors, including independent Coca-Cola, Cadbury Schweppes and other wholesale distributors. We also intend to expand our distribution network through alternative distribution arrangements, including direct delivery. Our products are sold primarily to mainstream convenience and grocery store chains, drug stores, gas stations and other mainstream and discount consumer stores. We are currently focusing our brand-building campaign through grassroots marketing, sampling, action sport sponsorships, event marketing, trade shows and conferences.

Our business strategy is to increase sales by expanding distribution of our internally developed brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

•	creating strong distributor relationships and account management through seasoned, beverage executives with extensive beverage industry knowledge;

•	generating strong consumer demand for our existing brands and products with primary emphasis in the United States and Canada;

•	developing additional unique alternative beverage brands and products; and

•	licensing our brand equity for the creation of other beverages.

History

We were incorporated in the State of Florida on January 3, 2001 under the name “E-Art Network, Inc.” We changed our name to “e-Travel Store Network, Inc.” in October 2002, to “Hillsboro Group, Inc.” in May 2003 and to “Captech Financial Group, Inc.” in July 2004. From 2001 until August 1, 2007, we had been engaged in seeking business opportunities to maximize value for our shareholders.

On August 1, 2007, we acquired Boo Koo Beverages, Inc., a privately held Texas corporation (“Old Boo Koo”), pursuant to an Agreement and Plan of Merger, dated as of June 21, 2007 (the “Merger Agreement”), by and among us, Captech Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Old Boo Koo, providing for the merger of Merger Sub and Old Boo Koo, with Merger Sub being the surviving corporation and continuing as our wholly-owned subsidiary (the “Merger”). Immediately following the Merger, Merger Sub changed its name to “Boo Koo Beverages, Inc.” and we began operating Boo Koo’s business of producing, marketing and distributing alternative beverage category energy drinks.

Upon completion of the Plan of Merger, on August 1, 2007, we changed our name to Boo Koo Holdings, Inc.

As part of the Merger, we issued approximately 24,711,070 shares of our common stock to the former stockholders of Old Boo Koo in exchange for all of the issued and outstanding shares of common stock of Old Boo Koo (including all shares of common stock of Old Boo Koo into which convertible notes were converted and for which warrants were exercised immediately prior to the Merger). As part of the Merger, in exchange for options to purchase up to an aggregate of 469,000 shares of common stock of Old Boo Koo, we issued to the holders thereof options to purchase up to an aggregate of 3,390,869 shares of our common stock under our Stock Incentive Plan on substantially the same terms and conditions as the options to purchase shares of common stock of Old Boo Koo. Also as part of the Merger, in exchange for a warrant to purchase 150,000 shares of common stock of Old Boo Koo, we issued to the holder thereof, a warrant to purchase up to 1,084,500 shares of our common stock on substantially the same terms and conditions as the warrant to purchase shares of common stock of Old Boo Koo. As a result of the Merger, the former stockholders of Old Boo Koo became holders of our common stock, holders of options to purchase shares of common stock of Old Boo Koo became holders of options to purchase shares of our common stock, and the holder of a warrant to purchase shares of common stock of Old Boo Koo became a holder of a warrant to purchase shares of our common stock.

Immediately following the Merger and prior to the financing described below, there were 25,016,847 shares of our common stock outstanding, of which our pre-Merger stockholders owned approximately 1.22% and the pre-Merger stockholders of Old Boo Koo owned approximately 98.78%. As a result, Old Boo Koo has been treated as the acquiring company for accounting purposes. The Merger has been accounted for as a reverse merger acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.” Reported results of operations of the combined group issued after completion of the transaction reflect Old Boo Koo’s operations.

In addition, on August 1, 2007, we completed a financing pursuant to which we sold a total of 6,252,595 shares of our common stock at a price of $1.20 per share (the "Financing") for gross proceeds of approximately $7.5 million. We granted the right, for a period of 45 days from the closing of the Financing, to sell additional shares of our common stock in an aggregate amount of up to $5.0 million at a purchase price of $1.20 per share. In addition, on September 27, 2007, we completed this financing and sold an additional 3,190,705 shares of common stock at a price of $1.20 per share for additional gross proceeds of approximately $3.8 million.

Pursuant to shareholder approval on December 17, 2007, we reincorporated out of the State of Florida into the State of Delaware.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “Boo Koo,” “Captech,” “we,” “us,” and “our” refer to Boo Koo Holdings, Inc. and its subsidiary Boo Koo Beverages, Inc. Unless otherwise indicated or the context otherwise requires, the term “our business” refers to the alternative beverage category energy drink business.

Industry Overview

The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters. New age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and more natural ingredients. As a general rule, three criteria have been established for such a classification:

•	relatively new introduction to the market-place;

•	a perception by consumers that consumption is healthy or produces a functional benefit compared to mainstream carbonated soft drinks; and

•	the use of natural ingredients and flavors in the products.

According to Beverage Marketing Corporation ( www.beverageworld.com ), for 2007, the new age or alternative beverage category consisted of the following segments: energy drinks; premium soda; ready-to-drink (RTD) coffee; RTD tea; RTD tea (nutrient-enhanced); shelf-stable dairy (regular/diet); shelf-stable dairy (nutrient-enhanced); single-serve-fruit beverages (regular/diet); single-serve-fruit beverages (nutrient-enhanced); smoothies; sparkling water; sports drinks; vegetable/fruit juice blends; and other new age beverages.

The alternative beverage category is the fastest growing segment of the beverage marketplace according to Beverage Marketing Corporation. According to Beverage Marketing Corporation, wholesale sales in 2007 for the alternative beverage category of the market were estimated at $25.5 billion, representing a growth rate of approximately 11.4% over the estimated wholesale sales in 2006 of approximately $22.9 billion. According to Beverage Marketing Corporation, wholesale sales in 2005 for the alternative beverage category of the market were estimated at $18.7 billion, representing a growth rate of approximately 13.7% over the revised estimated wholesale sales in 2004 of approximately $16.4 billion.

Products

Boo Koo's Energy Drinks. In 2004, we introduced our carbonated citrus flavored energy drink in a 5.75 ounce “shot” can with double energy content, and were the first alternative beverage company to introduce a 24 ounce can. In 2005, we introduced our 12 ounce and, in 2006, our 16 ounce cans and four packs. Our energy drinks compete in the alternative beverage category, namely, beverages that provide a functional benefit in addition to simply delivering refreshment. Our energy drinks contain vitamin blends and are formulated to provide great taste.

Citrus. In 2004, we introduced our first carbonated energy drink in Citrus flavor, a unique citrus and lemonade based energy drink without the “bitter after taste”. This flavor is available in 5.75 ounce, 16 ounce, and 24 ounce cans as well as 4-packs of 16 ounce cans for distribution to mass merchandisers.

Wild Berry. In 2005, we introduced our carbonated energy drink in Wild Berry, the only natural berry flavored energy drink. This flavor combines a proprietary blend of three different berries and is available in 5.75 ounce, 16 ounce, and 24 ounce cans as well as 4-packs of 16 ounce cans for distribution to mass merchandisers. This flavor is our best selling flavor representing approximately 39 percent of 2007 sales.

Wild Berry Zero Carb. In 2005, we introduced a zero carb, no sugar version of our most popular wild berry flavored energy drink. This zero carb flavor is available in our 16 ounce cans.

Bite. In 2006, we introduced our carbonated energy drink in Bite, a new unique flavor based on the traditional energy flavored profile without the bitter after taste. This flavor is available in our 16 ounce and 24 ounce cans and 4-packs of 16 ounce cans for distribution to mass merchandisers.

Jugo. In 2006, we introduced Jugo, a 99% juice blend of various fruit juices. This flavor was available in our 16 ounce can throughout 2007, but is not being carried in 2008.

Fruit Punch. In 2007, we introduced our carbonated energy drink in Fruit Punch flavor. This flavor is available in 16 ounce cans.

Gazzu. In 2007, we introduced three flavors of carbonated energy drinks (Mango/Orange, Energy and Cherry) in 16 ounce cans exclusively for Circle K. This is a private label for Circle K. In 2008, a Zero Carb flavor will be added to the Gazzu line.

Wet Vitamins. We may introduce our vitamin-enhanced water product during 2008. Our Wet Vitamins contain Potassium, Vitamins A, C, B4 and B12, Niacin, Zinc, Folic Acid, Ginseng and/or natural Gotu-kola. Wet Vitamins will initially be available in four flavors. If we introduce this product in 2008 it will be direct to retail. A small test production run made in 2007 is being sold to a discount retailer in early 2008.

Boo Koo Burner. We may introduce our protein-enhanced energy drink during 2008. Boo Koo Burner is an innovation in the energy drink category as it is the first energy drink to include 20 milligrams of whey protein.

Other Products

We continue to evaluate and, where considered appropriate, intend to introduce additional flavors and other types of beverages with functional benefits to complement our energy drinks and vitamin-enhanced water product lines. We also intend to develop and supply, on a limited basis, selected beverages in different formats to a limited number of customers, including the development of private label products, with the objective of solidifying our relationship with those customers and expanding our customer relationships.

Manufacturing

We do not directly manufacture our products but instead outsource the manufacturing to third-party bottlers and contract packers. We provide our third-party manufacturers with the vitamin blends, juices, flavors, sweeteners and other ingredients, as well as our proprietary cans, labels, trays and boxes for our beverage products. Depending on the product, the third-party bottlers or contract packers add filtered water and/or high fructose corn syrup, sucrose, cane sugar or Splenda® brand sweetener, and vitamin blends for the manufacture and packaging of the finished products into approved containers in accordance with our formulas. We are generally responsible for arranging for the purchase of and delivery to our third-party bottlers and contract packers of the containers and special ingredients in which our beverage products are packaged.

All our beverage products are manufactured by various third-party bottlers and contract packers situated throughout the United States, certain of which have contracts with us. The majority of our co-packaging arrangements are on a month-to-month basis.

In certain instances, we advance financing to our third-party manufacturers to enable them to purchase and install the equipment necessary to produce certain of our products. In general, such equipment remains the property of the third-party manufacturer. In consideration for providing this financing, we receive a royalty for the products, manufactured by these parties using this equipment, including third-party products.

Although our production arrangements generally are of short duration or are terminable upon notice, we believe a short disruption or delay would not significantly affect our revenues since alternative manufacturing and co-packing facilities in the United States with adequate capacity can usually be obtained for most of our products at commercially reasonable rates and/or within a reasonably short time period. However, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for our 5.75 ounce can products, as well as other products currently in development. A disruption or delay in production of any of these products could significantly affect our potential revenues from such products as alternative manufacturing and packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates and/or within a reasonably short time period, if at all. We continue to seek alternative and/or additional manufacturing and packing facilities in the United States with adequate capacity for the production of our various products to minimize the risk of any disruption in production, minimize our shipping and handling costs, and to lower our overall cost of producing products.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, plastic bottles, cans, labels, flavors, vitamins, or certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis.

Distribution

We sell and distribute our products in parts of the United States and Canada through our network of regional bottlers and other direct store delivery distributors. Our products are sold primarily to mainstream convenience and grocery store chains, drug stores, gas stations and mainstream and discount consumer stores. We also distribute our product through warehouse delivery channels and in certain instances directly to retail chain warehouses or stores.

We currently have relationships with independent Coca-Cola distributors, several Cadbury Schweppes distributors and various other wholesale and beer distributors. Our distributor relationships are through Direct Store Delivery (DSD) distribution agreements or arrangements. The difference being that in some cases we have formal agreements in place and in others we are operating via purchase orders with no formal agreement in place, Our distribution agreements have varying terms and durations, but generally are for a period of twelve months and are terminable by either party with notice. Our agreements provide an exclusive territory for the distributor to carry our products. If a distribution agreement is terminated during its term, by the Company, typically the distributor is paid a termination fee. When we operate under an arrangement, no formal agreement is executed, we honor the distributor’s exclusive territory but are not legally bound to being exclusive and can change distributors without paying any termination fee, although changing any distributor relationship takes time and can result in lost retail distribution. Distribution levels vary from region to region and from product to product. Two of our distributors, Coca-Cola Consolidated and Swire Coca-Cola, Inc. represented approximately 32% and 16%, respectively, of our total gross sales in 2007. Swire Coca-Cola, Inc. and McLane Company, Inc. accounted for approximately 19% and 11%, respectively, of our total gross sales for 2006.  In addition, we rely significantly on a number of other distributors in the Coca-Cola distribution system. On January 9, 2008, Swire Coca-Cola, Inc. informed us that it would discontinue all production and distribution of our products once its current inventory of our products was depleted. During 2007 and 2006, Swire Coca-Cola accounted for approximately 16% and 19%, respectively, of our total gross sales. We believe that Swire Coca-Cola's decision was based in part on the introduction of new products by Coca-Cola, such as Fuse and Vitamin Water, in the fourth quarter of 2007. During the last several months of 2007, several other distributors in the Coca-Cola distribution system terminated their distribution arrangements with us or reduced the amount of product they are purchasing from us. In addition, we cannot assure you that other distributors in the Coca-Cola distribution system will not terminate their distribution arrangements with us or reduce the amount of product they are purchasing from us. Furthermore, to the extent that our distributors are distracted from selling our products, do not employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, or are unable to include our products in their distribution routes, our sales will continue to be adversely affected.

We are currently seeking new or expanded relationships with third-party distributors and will continue to pursue such relationships. However, we cannot assure you that we will be successful and if we are not successful, we my need to curtail operations or cease operating our business.

Raw Materials and Suppliers

The principal raw materials which we use are aluminum cans, vitamins, juices, high fructose corn syrup, sucralose and other sweeteners, the costs of which are subject to fluctuations. The prices of aluminum cans have increased in January of each year for several years, including 2006 and 2007. The prices of high fructose corn syrup and certain juice concentrates also increased in 2006 but remained constant in 2007. These increased costs, together with increased energy, gas and freight costs, resulted in increased production costs for our products. These increases in production costs are ongoing and are expected to continue to exert pressure on our gross profits in 2008. We are uncertain whether the prices of these or any other raw materials or ingredients will continue to rise in the future.

Generally, raw materials that we use in our business are readily available from numerous sources. However, some raw materials are manufactured by a limited number of companies, including our aluminum cans. In addition, certain of our products contain fruit juice, the supply of which is subject to variability of weather conditions, which may result in higher prices and/or lower consumer demand for fruit juices.

We also purchase beverage flavors, concentrates, juices, vitamins, high-fructose corn syrup, cane sugar, and other sweeteners as well as other ingredients, from independent suppliers located in the United States. We have identified alternative suppliers for many of the supplements contained in many of our beverages. However, industry-wide shortages of certain fruits and fruit juices, and supplements and sweeteners have been and could be experienced in the future, which could interfere with and/or delay production of certain of our products.

We seek to develop back-up sources of supply for certain of our flavors and concentrates, and to conclude arrangements with suppliers which would enable us to obtain access to certain concentrates or flavor formulas in certain circumstances.

In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense of product development, thereby enabling us to develop new products and flavors at relatively low cost. We have historically developed and successfully introduced new products, flavors and packaging for our products and, where deemed appropriate, intend to continue developing and introducing additional new products, flavors and packaging.

Competition

The beverage industry is highly competitive. The principal areas of competition are taste, pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, any of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. Competitive pressures in the alternative, energy and functional beverage categories could cause our products to be unable to gain, or to lose, market share, or we could experience price erosion, which could have a material adverse affect on our business and results.

Over the past few years we have experienced substantial competition from new entrants in the energy drink category. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16 and 20-ounce glass bottles, including Sobe, Snapple Elements, Arizona and Fuse, have added supplements to their products with a view to marketing their products as "functional" or "energy" beverages or as having functional benefits. We believe that many of those products contain lower levels of vitamins and principally deliver refreshment. In addition, many competitive products are positioned differently than our products.

We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our energy drinks compete directly with Red Bull, Monster, Monster Java, Adrenaline Rush, 180, KMX, Venom, Extreme Energy Shot, Assault, Red Devil, Rip It, Kronik, Crunk, Lost, Hype, XTC, 5-hour Energy and many other brands. In addition, certain large companies such as The Coca-Cola Company and Pepsico, Inc. market and/or distribute products in that market segment such as SOBE, Mountain Dew, Mountain Dew MDX, Vault, AMP, No Fear, Full Throttle, NOS and Rockstar.

We expect that Boo Koo Burner, which we may introduce in 2008, will compete directly for shelf space in the existing energy drink category, as well as with ‘morning door’ products such as fruit juices and other breakfast replacement beverages.

We expect that Wet Vitamins, which we may introduce in 2008, will compete directly with Vitamin Water, Life Water, Propel, Dasani, Aquafina, Fruit2O, Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Dannon, and other brands of flavored water and still water, especially store brands.

Sales and Marketing

We focus on consumers who seek products that have a perceived benefit, and emphasize the natural ingredients and the absence of preservatives, sodium and artificial coloring in our beverages, and the addition to most of our products of one or more vitamins. We reinforce this message in our product packaging.

Our sales and marketing strategy is to focus our efforts on developing brand awareness and trial through sampling our products both in stores and at events. We use our branded vehicles and other promotional vehicles at events at which we distribute our products to consumers for sampling. We utilize "push-pull" methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point of sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public persons and sponsorships at extreme sporting events, coupons and sampling. Posters, print and radio advertising together with price promotions and coupons are also used to promote our brands and products.

We believe that one of the keys to success in the beverage industry is differentiation, such as making Boo Koo's® products visually distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores and we will continue to reevaluate the same from time to time. We are planning on launching a new Boo Koo® energy can design in the second quarter of 2008.

Customers

Our retail chain customers are typically mainstream convenience and grocery store chains, drug stores, gas stations and mainstream and discount retail stores. Our retail chain consumer channels include Circle K, Wal-Mart, 7-Eleven, Kroger, Pantry, Amazon, Big Lots, and Eckerd.   A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and results of operations.

Seasonality

Sales of ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes, typically Memorial Day to Labor Day. The volume of sales in the beverage industry may also be affected by weather conditions. Sales of our products may become increasingly subject to seasonal fluctuations.

Intellectual Property

We own trademarks that are very important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed as long as the trademarks are in use.

We own the Boo Koo® trademark. This trademark is crucial to our business and is registered in the U.S. Patent and Trademark Office, as well as with the Canadian Intellectual Property Office. We have applied to register a number of trademarks in the United States and Canada, including Gazzu, Boo Koo Wet Vitamins and Boo Koo Burner.

Government Regulation

The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. In addition, the production, distribution and sale of our products in Canada is subject to similar laws and regulations.

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

Additionally, state legislation has been introduced in several states to ban the sale of energy drinks to minors based on the caffeine content per serving. The proposed legislation is ongoing as many other beverages contain as much or more caffeine than energy drinks and are not subject to the proposed legislation. Boo Koo does not market to minors, nor does it recommend they be consumed by minors.

Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

Research and Development Costs

We spent $11,875 in 2007 and $36,665 in 2006 on the research and development of new products, flavors and packaging. Much of the cost of development is born by third parties who may end up supplying the raw materials for the finished products. As such, the research and development is not a significant cost to us, nor is it a material cost to third parties, hence why there is substantial competition in the alternative beverage category.

Employees

As of December 31, 2007, we employed a total of 35 employees, all of which were employed on a full-time basis. Of our 35 employees, we employ 11 in administrative and operational capacities and 24 in sales and marketing capacities. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Risk Factors

An investment in our company involves a high degree of risk. Investors should carefully consider the risks below before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. Based upon the information currently known to us, the following information identifies the most significant risk factors affecting us.

Risks Related To Our Business

We have a history of significant and continued operating losses and a substantial accumulated earnings deficit and we expect to continue to incur significant losses in the near future. We have received a "going concern" opinion from our independent registered public accounting firm and we will need to obtain additional financing in order to operate our business.

We have generated only limited revenues from product sales and have incurred net losses of approximately $11.1 million and $6.9 million for the fiscal years ended December 31, 2007 and 2006, respectively. At December 31, 2007, we had an accumulated deficit of approximately $22.8 million. Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund operations. We expect to incur additional operating losses, as well as negative cash flows from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products, continue to seek new relationships with distributors and continue our research and development of additional products. Our ability to increase our revenues from sales of our current products and other products developed by us will depend on:

•	increased market acceptance and sales of our current products; and

•	access to distribution networks.

As a result of our continued losses, our independent registered public accounting firm has included an explanatory paragraph in their opinion in our financial statements for the fiscal years ended December 31, 2007 and 2006, expressing doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in their report could make it more difficult for us to secure additional financing or enter into strategic relationships with distributors on terms acceptable to us, if at all, and may materially adversely affect the terms of any financing that we may obtain. If our revenues do not increase significantly, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may be forced to significantly reduce our operations, or cease operations, and your investment could become worthless.

We will need to raise additional funds in the future, which may not be available to us on favorable terms, if at all, thereby potentially disrupting our business and ability to generate revenues. Such capital may not be available to us or, if it is available, such capital may not be available on terms that are acceptable to us. If additional financing is raised by the issuance of common stock, you may suffer additional dilution, and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If we are unable to raise sufficient additional capital on acceptable terms, we will likely have liquidity problems which will disrupt our planned growth and would have a material adverse effect on our financial condition or business prospects.

In addition, in connection with the settlement of the Holigan Racing, LP (“Holigan”) litigation, we entered into a Senior Secured Convertible Promissory Note (the “Note”) and Guarantee and Security Agreement (the “Security Agreement”) which contain restrictions that may further impair our ability to raise debt financing. In addition, pursuant to the terms of the Note, we must use 25% of any gross proceeds raised from capital transactions to prepay amounts outstanding on the Note. Such provisions will further restrict our ability (i) to secure financing, which may not be available to us at all or, if it is available, may not be available on terms that are acceptable to us, and (ii) to invest the gross proceeds of any funds that may be raised in capital transactions into our on-going business operations.

We rely on bottlers and distributors, especially in the Coca-Cola distribution system, to distribute our products and many of our key distributors have terminated their relationships with us. If we are unable to secure new distributors, we may not be able to successfully operate our business and may need to curtail or cease operations.

We distribute our products through regional bottlers and other direct store delivery distributors having established sales, marketing and distribution organizations. Although our network of distributors includes independent Cadbury Schweppes and other wholesale distributors, we rely significantly on distributors in the Coca-Cola distribution system. Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, depends on our ability to establish and maintain successful relationships with these and other reliable distributors strategically positioned to serve those areas. Many of our bottlers and distributors are affiliated with, manufacture and/or distribute soda and non-carbonated brands and other beverage products, including energy drinks, and our products may represent a small portion of their business. In many cases, these products compete directly with our products. In addition to directly competing for shelf space, we also compete for distribution space. From time to time, our distributors have been required to distribute new or additional products of other suppliers that have required such distributors to decrease or eliminate our products from their routes in order to make sufficient capacity in their trucks to carry these new products. Two of our distributors, Coca-Cola Consolidated and Swire Coca-Cola, Inc. represented approximately 32% and 16%, respectively, of our total gross sales in 2007. Swire Coca-Cola, Inc. and McLane Company, Inc. accounted for approximately 19% and 11%, respectively, of our total gross sales for 2006.  In addition, we rely significantly on a number of other distributors in the Coca-Cola distribution system. On January 9, 2008, Swire Coca-Cola, Inc. informed us that it would discontinue all production and distribution of our products once its current inventory of our products was depleted. During 2007 and 2006, Swire Coca-Cola accounted for approximately 16% and 19%, respectively, of our total gross sales. We believe that Swire Coca-Cola's decision was based in part on the introduction of new products by Coca-Cola, such as Fuse and Vitamin Water, in the fourth quarter of 2007. During the last several months of 2007, several other distributors in the Coca-Cola distribution system terminated their distribution arrangements with us or reduced the amount of product they are purchasing from us. In addition, we cannot assure you that other distributors in the Coca-Cola distribution system will not terminate their distribution arrangements with us or reduce the amount of product they are purchasing from us. Furthermore, to the extent that our distributors are distracted from selling our products, do not employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, or are unable to include our products in their distribution routes, our sales will continue to be adversely affected. We are currently seeking new or expanded relationships with third-party distributors and will continue to pursue such relationships. However, we cannot assure you that we will be successful and if we are not successful, we may need to curtail operations or cease operating our business.

Our ability to maintain our distribution network and attract additional distributors depends on a number of factors, many of which are outside our control. Some of these factors include:

•  the level of demand for our brands and products in a particular distribution area;

•  our ability to price our products at levels competitive with those offered by competing products;

•  our ability to deliver products in the quantity and at the time ordered by distributors; and

•  the ability of our distributors to maintain sufficient resources and management to market and sell our products.

Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely affect our revenues and financial results.

We generally do not have long-term agreements with our distributors, and we incur significant time and expense in attracting and maintaining key distributors.

Our marketing and sales strategy depends in large part on the availability and performance of our distributors. We have entered into written agreements with many of our top distributors for varying terms and duration; however, many of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no minimum levels of performance under those agreements, and any of those agreements may be terminated early. As stated above, many of our distributors have exercised their right to terminate their agreements with us. We may not be able to maintain our current distribution relationships or establish and maintain new successful relationships with distributors in our current geographic markets or new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

Because our distributors are not required to place minimum orders with us for particular time periods, we need to carefully manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. In addition, we cannot accurately predict the number of cases to be sold by any of our distributors.

Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer.

Unilateral decisions could be taken by our distributors or retailers, such as convenience store chains, large chain retail stores, grocery store chains, specialty chain stores, club stores and other customers, to discontinue carrying all or any of our products that they are carrying at any time, which could cause our business to suffer. Such decisions may be affected by factors outside of our control, including our ability to deliver products in the quantity and at the time ordered by distributors. Coca-Cola Consolidated and Swire Coca-Cola, Inc. accounted for approximately 32% and 16%, respectively, of our 2007 total gross sales. A decision by one of our key distributors, as occurred in January 2008, when Swire Coca-Cola gave us notice to terminate, or large chain retail stores, such as Circle K or Wal-Mart, or any other large customer, to decrease further the amount purchased from us or to cease carrying our products could further materially adversely affect our financial condition and results of operations.

We rely on third parties to produce and package our products. If we are unable to maintain good relationships with our bottlers and contract packers or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not own the plant and equipment required to manufacture and package our beverage products and do not anticipate having such capabilities in the future. As a consequence, we depend on third parties to produce and package our beverage products and to deliver them to distributors. Our ability to attract and maintain effective relationships with manufacturers and other third parties for the production, packaging and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Competition for contract packers’ business is tight and this could make it more difficult for us to obtain new or replacement packers, or to locate back-up contract packers, in our various distribution areas, and could also affect the economic terms of our agreements with our packers. Although our production arrangements are generally of short duration or are terminable upon request, in the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates or within a reasonably short time period. In addition, there are limited packing facilities in the United States with adequate capacity or suitable equipment for our 5.75 ounce can products. We may not be able to maintain our economic relationships with current contract packers or establish satisfactory relationships with new or replacement contract packers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract packers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract packers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract packing industry for comparably sized companies, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities produced by contract packing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more products than warranted by the actual demand for them, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain profitable relationships with those distributors and key accounts.

If we are unable to maintain product quality, or if we encounter product recalls, our business may suffer.

Because we rely on third parties to manufacture our products, we have limited control over the consistency and quality of our products. Although we randomly test our products for consistency and quality, such testing may not prevent the distribution of defective or substandard products. Product quality issues, real or imagined, or allegations of product contamination, even if fake or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely or from specific contract packers, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

We depend on certain key executive personnel for our success, the loss of whom could harm our business, financial condition and results of operations.

Our success depends on the continued availability and contributions of members of our senior management and other key production, distribution, sales and financial personnel who have been recruited within the past several years. These include Steve Solomon, our Executive Chairman, who is also serving as our interim principal executive officer while we continue our search for a new chief executive officer, and Stephen C. Ruffini, our Chief Operating Officer and Chief Financial Officer. As such, our success depends in large measure on the continued service of Messrs. Solomon and Ruffini in those positions. The loss of the services of any of Messrs. Solomon or Ruffini or any of our other key personnel could delay or limit the growth of our existing brands and the introduction of new brands. In addition, as we grow and execute our business plan, our management may be too thin and we may need to bring in additional members of management. Furthermore, recruiting and retaining qualified personnel to market and promote our brands will be critical to our success. The loss of members of our management team could significantly weaken our management team, hurt employee morale, harm our ability to compete effectively and harm our long-term business prospects. We may not be successful in finding appropriate executives when needed, which could harm our operations, growth and our ability to compete. If key managers were to end their employment with us, it could disrupt our customer relationships and have a corresponding negative effect on our financial results, marketing and other objectives and impair our ability to implement our rapid growth strategy. We do not maintain key man life insurance on any of these individuals.

Our limited operating history makes forecasting our revenues and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls.

As a result of our limited operating history, it is difficult to accurately forecast our future revenues. In addition, we have limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on our operating plans and estimates of future revenues. Revenues and operating results are difficult to forecast because they generally depend on our ability to successfully launch new products, which can result in higher sales during the initial launch, promote our brands and the growth in their popularity. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

Our business and financial results depend on maintaining a consistent and economical supply of raw materials.

Raw materials for our products include proprietary ingredients, sweeteners, aluminum, labels, caps and packaging materials. Prices for our raw materials are generally determined by the market, and may change at any time. During 2007, prices for some of our proprietary ingredients and aluminum cans increased and such increases may continue during 2008. Increases in prices for any of these raw materials in the future could have a material adverse impact on our profitability and financial position. The increased costs, together with increased energy, gas and freight costs, resulted in increased production costs for certain products. If we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, this will adversely affect our results of operations.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, cans, labels, flavors, supplements or certain sweeteners, we might not be able to satisfy demand on a short-term basis. Industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with or delay production of our products and could have a material adverse effect on our business and financial results. We do not use hedging agreements or alternative instruments to manage this risk.

The costs of packaging supplies, as well as co-packing, are subject to price increases from time to time and we may be unable to pass all or some of such increased costs on to our customers.

The majority of our packaging supplies contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. Accordingly, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. In addition, certain of our co-pack arrangements allow such contract packers to increase their charges based on certain of their own cost increases. If the cost of these packaging supplies or co-packing increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

Our intellectual property rights are critical to our success, the loss of such rights could materially adversely affect our business.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, copyright and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. There is no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. Any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our unique products or recoup our associated research and development costs.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent registered public accounting firm.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. During the third quarter of 2007, we became public through a reverse merger with a public shell company and as a result we became subject to Section 404 commencing with our fiscal year ending December 31, 2007. A report of our management is included in this Annual Report on Form 10-K. In addition, Section 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal control over financial reporting commencing with our annual report for the year ending December 31, 2008. We can provide no assurance that we will be able to comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accounting firm. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal control over financial reporting, investors and others may lose confidence in the reliability of our financial statements.

In connection with the preparation of this report, we disclosed that while our management assessed our control environment and entity-level controls based upon our risk assessment which identified our financial reporting risk areas, our management did not follow or document its findings in accordance with the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). During the second half of the third quarter, after we become public, and continuing through the fourth quarter of 2007, we created and implemented new controls and procedures over certain identified financial reporting risks to be consistent with our new public company status. However, due to time and staff constraints, we were unable to complete the level of documentation and testing required by the COSO framework. While the SEC does not have specific rules stating how smaller public companies should document and test their controls, we believe that our principal executive officer and principal financial officer cannot conclude that our internal control over financial reporting is effective because we did not complete the level of documentation and testing required by the COSO framework. In addition, we cannot assure you that material weaknesses or significant deficiencies in our internal control over financial reporting would not have been discovered had we completed the level of testing required by COSO. Also, our internal control over financial reporting may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. Any failure to implement and maintain effective internal control over financial reporting could harm our operating results, delay the completion of our consolidated financial statements and the independent registered public accounting firm’s audit or review of our consolidated financial statements which could cause us to fail to timely meet our periodic reporting obligations with the SEC, or result in material misstatements in our consolidated financial statements which could also cause us to fail to timely meet our periodic reporting obligations with the SEC. Deficiencies in our internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Compliance with changing corporate governance and public disclosure regulations will likely result in additional expenses and increased liability exposure for us, our directors and our executive officers.

In addition to the requirements of Section 404, there have been a significant number of changes to the laws, regulations and standards relating to corporate governance and public disclosure. Our management team will need to invest significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and cost-control activities to compliance activities. In addition, because public company directors and officers face increased liabilities, the individuals serving in these positions may be less willing to remain as directors or executive officers for the long-term, and we may experience difficulty in attracting qualified replacement directors and officers. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, we may need to expend a significantly larger amount than we previously spent on recruiting, compensating and insuring new directors and officers.

The inability to use our tax net operating losses could result in a charge to earnings and could require us to pay higher taxes.

We have substantial tax net operating losses available to reduce taxable income for federal and state income tax purposes. A portion of the benefit associated with the tax net operating losses could be used to reduce our tax liability if we are able to obtain profitability. We believe these net deferred tax assets could be realized through tax planning strategies available in future periods and if we are able to obtain profitability. The amount of the deferred tax asset considered realizable could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed. In addition, transactions consummated by us together with other transactions consummated by us or that involve our common stock that are deemed collectively to result in a change of control of us under the tax code could limit the use of our tax net operating losses. In the event that we are unable to utilize our tax net operating losses in a reasonable time frame, we would be required to adjust our deferred tax asset on our financial statements which would not result in a charge to earnings, as our deferred tax asset has a full value adjustment against it due to our continuing losses. Additionally, should the utilization of tax net operating losses be limited, we would be required to pay taxes in future periods.

Risks Related To Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. In addition, our business depends on acceptance by our distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. Although we believe that we have been somewhat successful towards establishing our brands, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by distributors and retail consumers. Accordingly, any failure of our Boo Koo® brand to increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Change in consumer preferences may reduce demand for some of our products.

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. To retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality and health, although there can be no assurance of our ability to do so. For example, there is increasing awareness and concern for the health consequences of obesity among the public, and this may reduce demand for our non-diet beverages. Many of our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins which would adversely affect our results of operations. Product lifecycles for some beverage brands, products or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their lifecycles and there can be no assurance that such beverages will become profitable for us. We may be unable to maintain or increase sales of our brands through new product and packaging initiatives. We also may be unable to penetrate new markets. In addition, public concerns over the perceived safety or effects of energy drinks could also reduce demand for our energy drinks. If our revenues decline, our business, financial condition and results of operations will be adversely affected.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our unique beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled, reformulated or repackaged, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. The applicable rules and regulations are subject to change from time to time, and we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

We could be exposed to product liability claims for personal injury or possibly death.

Although we have product liability insurance in an amount we believe is adequate, we cannot provide assurance that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products. In the event of a serious product quality issue, we do not maintain a recall procedures plan to assist us in mitigating the effects from such a product quality issue.

Increased competition could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do. Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca-Cola Company, Cadbury Schweppes plc, Red Bull GmbH, Hansen Natural Corporation, Kraft Foods Inc., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores. There is no assurance that we will not encounter difficulties in maintaining our current revenues or market share or position due to competition in the beverage industry. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

We derive our revenues from our energy drinks and competitive pressure in the “energy drink” category could adversely affect our operating results.

Although we may introduce Boo Koo Wet Vitamins, our non-carbonated, lightly flavored vitamin enhanced water product, and Boo Koo Burner, our protein enhanced energy drink, as well as some other new products, during 2008, currently, all our sales are derived from our energy drinks. Any decrease in the sales of our Boo Koo brand energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from existing and new entrants in the energy drink category. Our energy drinks compete directly with Red Bull, Monster, Rockstar, SOBE, Adrenaline Rush, AMP, No Fear, Full Throttle, 180, Assault, Venom, Kronik, Crunk, Red Devil, Rip It, NOS, 5-hour Energy, No Fear, and many other brands. A number of companies who market and distribute iced teas and juice cocktails in different packages, such as 16 and 20-ounce glass and plastic bottles, including Snapple Elements, Arizona, Fuse, and Vitamin Water, have added supplements to their products with a view to marketing their products as “functional” or “energy” beverages or as having functional benefits. Several large companies such as The Coca-Cola Company and Pepsico, Inc. market and/or distribute products in the energy drink market segment such as Mountain Dew, Mountain Dew MDX, Vault, Pepsi Max, Amp, No Fear, Full Throttle, SOBE, NOS and Rockstar. Competitive pressures in the energy drink category could impact our revenues or we could experience price erosion or lower market share, any of which could have a material adverse effect on our business and results.

Our sales are affected by seasonality.

As is typical in the beverage industry, our sales are seasonal. In a typical year, the second and third calendar quarters, generally Memorial Day to Labor Day, account for the highest sales volume. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is also affected by weather conditions. Cool, wet Spring or Summer weather could result in decreased sales of our beverages and could have an adverse effect on our results of operations.

Rising fuel and freight costs may have an adverse impact on our sales and earnings.

The recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs, and particularly our fuel expenses, have been increasing and we expect that these costs may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

Weather could adversely affect our supply chain and demand for our products.

With regard to fruit juice, fruit juice concentrates and natural flavors, the beverage industry is subject to variability of weather conditions, which may result in higher prices and/or the nonavailability of any of such items. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate, particularly in areas outside of California. Weather conditions may influence consumer demand for certain of our beverages, which could have an adverse effect on our results of operations.

Risks Related To Our Common Stock

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

As of April 9, 2008, our executive officers, directors, and principal stockholders who hold 5% or more of our outstanding common stock owned, in the aggregate, approximately 40.6% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We cannot assure you that a market will develop for our common stock or what the market price of our common stock will be.

Prior to the merger and our acquisition of Old Boo Koo’s business, there was a limited trading market for our common stock and there was no public trading market for Old Boo Koo’s common stock. There is no assurance that a more active market for our common stock will develop as a result of our operation of the Boo Koo business. If a market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that, in future quarters, our operating results may be below the expectations of securities analysts or investors. In addition, as a result of our recent operational results, we have seen a decline in the price of our common stock. As a result of these and other factors, the price of our common stock may continue to decline, possibly materially.

The market price of our common stock is volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the beverage and energy drink industries, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our common stock is considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, is a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of April 9, 2008, we had 34,572,380 shares of common stock outstanding, and restricted stock awards, options and warrants to purchase an aggregate of 4,446,391 shares of our common stock are outstanding. Only a very limited number of our outstanding shares are currently trading in the public markets. Since our registration statement went effective there has been some increase in volume, but not on a consistent basis. We may also issue additional shares of stock and securities convertible into or exercisable for stock in connection with our business. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Item 2 - Description of Property

We currently maintain our corporate offices at 4951 Airport Parkway, Suite 660, Addison, Texas 75001. We do not currently maintain any other office facilities. The current corporate office consists of an office lease of approximately 6,700 square feet, which includes a small warehouse operation of 2,000 square feet at a nearby location. The office lease runs through April 30, 2009. We believe that our current facility will be sufficient to meet our anticipated needs until the end of the lease term.

Item 3 - Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except for the proceedings described below, we are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Holigan Litigation

On or about June 29, 2006, Holigan filed a petition against Old Boo Koo in the District Court of Dallas County, Texas, 68th Judicial District, styled Holigan Racing, LP v. Boo Koo Beverages, Inc., BK Subsidiary, Inc. and BK Beverages, LLC (the “Action”). Holigan contended that Old Boo Koo breached a Sponsorship Agreement entered into with Holigan on or about June 21, 2005. Holigan sought as damages the present value of all future unpaid sponsorship payments, the total of which was $4,625,000, plus attorneys’ fees and costs.

Although we admit no wrongdoing in connection with this Action, we decided to settle the Action on April 3, 2008 primarily because of concerns over the uncertainty created by this Action and the significant defense costs, which were running between $50,000 and $100,000 per month, and would have increased substantially once the case went to trial. To that end, we entered into a Settlement Agreement and General Release (the "Settlement Agreement")  with Holigan and certain other third party defendants on April 3, 2008 pursuant to which we made a one-time payment of $600,000 on April 3, 2008 and entered into a Note to pay an additional $1,400,000 in eight quarterly payments of $175,000 through March 31, 2010, which are payable, at Holigan’s election, in cash or in a number of shares of the Company's common stock, par value $0.0001, equal to the quotient of $175,000 divided by $0.75, subject to certain anti-dilution adjustments (the "Conversion Price"). The Settlement Agreement further provides for the mutual full and final release of any and all claims arising from the sponsorship agreement or any fact made the basis of the Action.

Ridolfo Litigation

Michael Ridolfo, the former Director of National Accounts at Boo Koo, has filed suit against Boo Koo in North Carolina State Court, claiming a right to a stock grant of 0.2% of Old Boo Koo’s outstanding common stock if he met his annual sales goals, in each of his first three years of employment, for a total of 0.6% of Old Boo Koo’s outstanding shares. We intend to vigorously defend the action.

Item 4 - Submission of Matters to a Vote of Security Holders

At a special meeting of shareholders held on December 17, 2007, our shareholders approved a proposal to reincorporate us from the State of Florida to the State of Delaware by merging us with and into a newly formed, wholly-owned Delaware subsidiary. The reincorporation was completed on December 18, 2007. Additionally, our shareholders formally adopted the 2006 Stock Incentive Plan, as amended, to increase the number of shares available for issuance thereunder (the “Plan”), which was initially approved by the Old Boo Koo board of directors on August 29, 2006. Shareholders also approved an amendment to increase the number of authorized shares of common stock to 150,000,000 and to add 5,000,000 shares of “blank check” preferred stock to our authorized capital.

The number of shares of common stock issued, outstanding and eligible to vote as of the record date of November 20, 2007 was 34,459,880. The result of the voting on the matter presented to the shareholders at the special meeting is set forth below:

	VOTES	VOTES	VOTES
	FOR	AGAINST	WITHHELD

Approval to reincorporate the Company into Delaware	26,985,349	8	—

Adoption of the Company’s 2006 Stock Incentive Plan	26,799,314	186,043	—

Approval of the Amendment to Certificate of Incorporation to increase the number of authorized shares of capital stock	26,737,334	248,023	—

PART II

Item 5 - Market for Company’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently traded on the OTC Bulletin Board operated by the NASD (OTC BB) under the ticker symbol “BOKO.OB”.

The following table sets forth for the quarterly periods indicated the high and low sale prices of our common stock.

Quarter Ended	High	Low

December 31, 2007	$3.50	$0.68

September 30, 2007	$15.00	$1.75

June 30, 2007	$5.25	$0.50

March 31, 2007	$0.60	$0.25

December 31, 2006	$0.015	$0.006

September 30, 2006	$0.006	$0.00

June 30, 2006	$0.00	$0.00

March 31, 2006	$0.00	$0.00

On February 21, 2007, we implemented a one for 75 reverse split of the shares of our common stock then issued and outstanding. On July 16, 2007, we implemented a one for 5 reverse split of the shares of our common stock then issued and outstanding.

On April 9, 2008, the closing price for our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.15.

Holders

As of April 9, 2008, there were 628 holders of record of our common stock. As of such date, 34,572,380 shares of our common stock were issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. We have not had any earnings for the past two fiscal years. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 11 below.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. The following discussion, as well as other portions of this Annual Report on Form 10-KSB, contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Any statements contained herein (including, but not limited to, statements to the effect that the Company or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our financial statements and related notes for the fiscal year ended December 31, 2007. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•
our ability to effectively manage our business in light of incurring net losses in the past and the expectation that we will continue to incur net losses in the near future. As a result of our continued losses, our independent auditors have included an explanatory paragraph in their report in our financial statements for the fiscal years ended December 31, 2007 and 2006, expressing doubt as to our ability to continue as a going concern;

•	our ability to obtain additional financing on terms reasonably acceptable to us;
•	our ability to secure new bottlers and distributors to distribute our products, and to maintain good relationships with our existing bottlers, distributors and retailers;
•
our ability to anticipate and/or react to changes in customer demand and preferences for our products, and the related potential impact to inventories in categories that represent a significant portion of our business;

•	the difficulty in predicting the timing and amount of our sales to our distributors;
•	the ability of our third-party bottlers and contract packers to produce and package our products, and our ability to mitigate any disruptions or delays;
•	changes in consumer confidence resulting from product quality, or if we encounter any product recalls;
•	changes in bottler, distributor and retailer confidence due to our continued loss on operations;
•	our ability to attract and retain our key executive personnel, to successfully execute our operating plans;
•	the effectiveness of forecasting our revenues and expenses, to adequately adjust our spending in a timely manner to compensate for unexpected revenue shortfalls;
•	our ability to compete effectively through the protection of our intellectual property, including our trademarks, copyrights and trade secrets; and
•	other factors as set forth in "Item 1 - Risk Factors" of this Annual Report on Form 10-KSB.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our significant accounting policies are described in Note 1 of our Consolidated Financial Statements. This summary of critical accounting policies of the Company is presented to assist in understanding our financial statements. All accounting estimates are at risk to change because of internal and external factors, and in the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Most of our estimates are based upon historically known data and have remained stable over time. Certain estimates are subject to market place conditions, and are discussed below.

On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates and policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements as of this time.

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the products and production requirements. Demand for our products can fluctuate significantly. Factors which could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Our estimates are based upon our understanding of historical relationships which can change at anytime.

Revenue Recognition

Revenues are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of the Company’s products passes to customers upon delivery of the products to customers.

Promotional and Other Allowances

Promotional and other allowances are provided to some of our distributors in the form of volume discounts, per case profit guarantees and direct marketing expenses (“billbacks”). An accrual account is maintained for billbacks upon the recognition of revenues to our distributors. While some billback activity, such as direct marketing expenses, is known about in advance, the more significant billbacks are in the form of price guarantees, which are not quantifiable until the distributor sells its Boo Koo inventory and reports it to us. The accrual for billbacks is trued up on a quarterly basis as the actual billback claims are made by our distributors. Our reported revenues - net sales - represent gross sales less promotional and other allowances (billbacks). Our estimates are based on our understanding of the distributor’s prior sales activity, which can change at anytime.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities such that this will be effective for the Company for its fiscal year beginning on January 1, 2009. The Company is currently assessing the impact the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value shall generally be made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. The provisions of SFAS 159 will be effective for the Company for its fiscal year beginning on January 1, 2008. The Company is currently assessing the impact the adoption of SFAS 159 will have on its consolidated financial statements.

Our Business

We develop, produce, market and distribute alternative beverage category energy drinks under the Boo Koo® brand name. We also produce GazzuTM brand energy drinks exclusively for Circle K.

We currently sell and distribute our products in parts of the United States and Canada through our network of regional bottlers and other direct store delivery distributors, including independent Coca-Cola, Cadbury Schweppes and other wholesale distributors. We also intend to expand our distribution network through alternative distribution arrangements, including direct delivery. Our products are sold primarily to mainstream convenience and grocery store chains, drug stores, gas stations and other mainstream and discount consumer stores. We are currently focusing our brand-building campaign through grassroots marketing, sampling, action sport sponsorships, event marketing, trade shows and conferences.

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

Results of Operations

The following table sets forth key statistics for the twelve months ended December 31, 2007 and 2006, respectively. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Year Ended December 31,		Percentage Change
	2007	2006	07 vs. 06
Gross sales*	$10,229,262	$17,001,246	-39.8%
Less: Promotional and other allowances**	(1,182,643)	(1,833,959)	-35.5%
Net sales	9,046,619	15,167,287	-40.4%
Cost of sales	6,581,386	9,451,558	-30.4%
Gross profit	2,465,233	5,715,729	-56.9%

Gross margin as a percentage of gross sales	24.1%	33.6%

Operating expenses	11,776,351	11,282,724	4.4%
Operating loss	(9,311,118)	(5,566,995)	-67.3%

Operating loss as a percentage of net sales	-102.9%	-36.7%

Interest expense, net	288,784	888,584	-67.5%
Amortization of debt discount	780,991	80,887	865.5%
Loss on early extinguishment of debt	733,658	408,303	79.7%
Loss before income taxes	(11,114,551)	(6,944,769)	-60.0%
Income tax expense	-	-
Net loss	$(11,114,551)	$(6,944,769)	-60.0%

Net loss as a percentage of net sales	-122.9%	-45.8%

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be used alone as an indicator of operating performance in place of net sales. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Gross sales includes a non-cash charge for a sales allowance to a certain retailer of $89,383 for the twelve months ended December 31, 2007, as well as a non-cash share-based charge of $55,948 for the value of warrants issued to a customer in 2007. For the twelve months ended December 31, 2006 there were no similar charges. Gross sales may not be realized in the form of cash receipts, as promotional and other allowances may be deducted from payments received by some customers.

** Promotional and other allowances are utilized for distribution support and indirect advertising by our customers. In certain instances, a portion of the promotional allowances payable to customers is based on sales levels and net prices earned by customers and as such entails an estimate by management. If the level of sales or net selling price differs from such estimates, the promotional allowances could, to the extent based on estimates, require adjustments. Although the expenditures in this allowance are determined in accordance with GAAP, the disclosure thereof does not conform to GAAP presentation requirements. Promotional and other allowances represent a material portion of our marketing activities. We also reimburse certain customers for direct marketing costs, which are recorded as an operating expense.

Twelve Months Ended December 31, 2007 and 2006

Gross Sales – For the twelve months ended December 31, 2007, gross sales were $10.2 million, which is 39.8% lower than gross sales of $17.0 million for the twelve months ended December 31, 2006. The second half of 2007 was negatively impacted by the loss of some independent Coke and Pepsi distributors who were winding down their Boo Koo inventory during the fall of 2007, as such they were not ordering new product. Additionally, in 2006, we had a number of small distributors who were not customers in 2007, as many of the 2006 sales were at significant discounts, unprofitable or did not have sufficient market strength to sustain the brand in their territory. These small accounts did not order product in 2007. Our 2007 sales strategy was to replace the small independent wholesale customers with larger direct to store distributors (“DSD”), with a focus on the independent Coke DSD system. We made great strides towards this goal by landing the second largest independent Coke DSD, Coca-Cola Consolidated, on May 1, 2007, which was our largest customer in 2007 at 32% of 2007 gross revenues. Unfortunately, with the acquisition of Glaceau and Fuse, by Coca-Cola North America, management believes many independent Coke DSD have been encouraged to reduce their third-party product activity or to at least place increased marketing and distribution emphasis on Coke North America product brands over and above any non-Coke North America brand going forward. Thus in late 2007, management turned its attention back to focusing on the independent beverage and wholesale distributors. Due to the time it takes to identify, present and negotiate terms for new distributors, no material distributors were added in late 2007. We continue to meet with new distributors and management hopes to enter into new distribution agreements in the near term.

Additionally, our largest can size (24 ounce) represented a smaller percentage of our overall case sales for the twelve months ended December 31, 2007 as compared to our sales for the twelve months ended December 31, 2006. In 2007, the 24 ounce can size was only 13% of our case sales versus 31% for 2006. Due to the lower per case price, our gross and net sales were negatively impacted. This was primarily due to our newer DSD customers emphasizing our 16 ounce can size in their distribution territories, and in most cases not carrying our 24 ounce can. In 2006, more independent wholesale distributors carried the 24 ounce can over the 16 ounce can.

Gross Profit – Gross profit for the twelve months ended December 31, 2007 was $2.5 million compared to our prior year’s figure of $5.7 million. Our 2007 gross margin was negatively impacted by an inventory write-off of approximately $956,000, primarily due to transitioning out of our “black can” to a new multi-colored can design for both the 16 and 24 ounce products, as well as an inventory write-off of our 24 ounce inventory as a result of declining sales. Excluding non-cash charges amounting to approximately $1,012,000 and $279,000 in 2007 and 2006, respectively, including inventory write-offs, the gross margin, as a percentage of net sales, was 38.2% compared to the prior year’s 39.5%. The lower gross margin rate in 2007 was also impacted by the fact that we attempted to close out the inventory, at substantially discounted prices, whenever possible rather than incurring an inventory write-off and destroying aging product.

Operating Expenses– For the year ended December 31, 2007, operating expenses were $11.8 million, or a 4.4% increase compared to the prior year’s $11.3 million, including a $1.8 million charge in 2007 for a litigation settlement – see Subsequent Event below. Excluding the litigation settlement, 2007 operating expenses of $10.0 million were 11.4% lower than the prior year’s $11.3 million, which was due to our efforts in managing our costs. The 2007 operating expenses also included $882,724 in non-recurring general and administrative costs related to the reverse merger and private placement transactions during the year. Also, we incurred an additional non-cash expense of $370,219 related to restricted stock awards, and $657,794 related to our stock options in 2007 as compared to $185,779 in 2006. We incurred a full year charge in 2007 for the 2006 stock option awards plus additional option grants occurred in 2007, some of which vested upon the successful filing and acceptance by the SEC of our registration statement.

The improvement in operating expenses was primarily due to lower marketing and promotional costs, as well as continuing efforts to focus on reducing expenses such as travel, leases and other general business expenses. Due to our activity on corporate matters, such as taking the company public and litigation, we incurred higher legal expenses in 2007 as compared to 2006.

Other Expenses – For the year ended December 31, 2007, we incurred net interest expense of $288,784, amortization of debt discount of $780,991, and a loss on early extinguishment of debt of $733,658 versus the 2006 annual figures of $888,584 for net interest expense, $80,887 for amortization of debt discount, and a loss on early extinguishment of debt of $408,303. The decrease in net interest expense of almost $600,000 is due to lower borrowings throughout 2007 versus 2006 and payoff of the revolving credit line upon completion of the Merger on August 1, 2007.

The substantial increase in 2007 as compared to 2006 of approximately $700,000 and $325,000 in non-cash amortization expense and loss on early extinguishment of debt, respectively, was directly associated with the related party unsecured subordinated debt financing incurred in the first quarter of 2007, which contained warrants. The net proceeds of the unsecured debt financing were almost all converted to equity in the Merger and the associated warrants were also converted to equity.

Net Loss – The net loss for the twelve months ended December 31, 2007 of $11.1 million increased approximately $4.2 million, or 60.0%, over the twelve months ended December 31, 2006 net loss figure of $6.9 million. The higher net loss was primarily attributable to the decrease in sales, lower gross profit on such sales, and non-recurring operating expenses totaling $2.7 million, including the litigation settlement of $1.8 million.

Subsequent Event

On April 3, 2008, we agreed to settle our outstanding litigation with Holigan. We were a defendant in an alleged breach of a sponsorship agreement with Holigan in which Holigan sought damages totaling $4,625,000, plus attorneys’ fees and costs. Although we admit no wrongdoing in connection with this Action, we decided to settle the Action on April 3, 2008 primarily because of concerns over the uncertainty created by this Action and the significant defense costs, which were running between $50,000 and $100,000 per month, and would have increased substantially once the case went to trial. As the settlement was reached prior to issuing our 2007 Annual Report on Form 10-KSB, the litigation settlement charge of $1.8 million was accrued in our 2007 operating expenses according to U.S. GAAP.

The Settlement Agreement provides, among other things, for us to make a one-time payment of $600,000, which we did on April 3, 2008, and to pay an additional $1,400,000, which is payable in eight quarterly payments of $175,000 beginning on June 30, 2008 and continuing through March 31, 2010. Such payments, at Holigan’s election, may be made in cash or in a number of shares of the Company's common stock, par value $0.0001, equal to the quotient of $175,000 divided by $0.75, subject to certain anti-dilution adjustments. In connection with the settlement, we entered into a $1.4 million Note with a Guarantee and Security Agreement. The Note is payable pursuant to terms listed above. Additionally, we are required to make prepayments on the Note equal to 25% of the gross cash proceeds received from any Capital Transaction (as defined in the Note). The Note does not accrue interest, unless there is a default, at which time the remaining principal balance would accrue interest at 16% per annum.

Since the Note does not accrue interest, and is payable for longer than a reporting period, we are required to impute interest expense at an arm’s length inherent rate. We imputed interest of $215,804 on December 31, 2007, so rather than record a charge to operating expense of $2.0 million for the full amount of the Holigan settlement, we took a charge in 2007 of just under $1.8 million. The imputed interest will be charged to interest expense over the term of the Note in 2008 to 2010.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $3.9 million, to $4.0 million at the end of fiscal 2007, from the end of 2006, which had a cash balance of $79,523. The increase was primarily due to reduced cash used in operating activities, as well as from increased cash provided by financing activities in 2007. In early 2007, we raised $2.0 million in related party unsecured notes. Except for $125,000, all this debt was converted to equity on August 1, 2007 in conjunction with a private placement of our common stock. The $125,000 was paid off at the closing of our merger. We sold an aggregate of 9,442,109 shares of our common stock at a price of $1.20 per share for gross proceeds of approximately $11.3 million. This amount included the conversion of the convertible debt and other related party debt. We utilized the net proceeds of $8.2 million to pay off our existing bank revolver line and for general corporate purposes.

Since the inception of our business in 2002, we have incurred significant operating losses. We incurred net losses of $11.1 million and $6.9 million during the periods ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had an accumulated deficit of $22.8 million.

While our focus going forward is to improve our financial performance, we expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate that our losses may increase from current levels because we expect to incur significant additional costs and expenses related to being a public company, developing new brands and flavors, advertising, marketing and promotional activities, and the employment of additional personnel as our business expands. Our ability to become profitable depends on our ability to generate and sustain substantially higher revenue through new distribution while maintaining reasonable expense levels. In particular, although we intend to significantly increase our spending on marketing and promotional activities, these efforts may not be effective in increasing our sales.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.8 million during the twelve months ended December 31, 2007 compared to $7.3 million for the twelve months ended December 31, 2006, which amounted to an improvement of 48.5%. The improvement was primarily the result of reduced levels of inventories and accounts receivable. Excluding changes in working capital, our 2007 net loss from operations - excluding non-cash charges, was $6.3 million as compared to our 2006 net loss from operations, excluding non-cash charges, of $5.8 million, or a 9.4% decrease in operating performance. The decreased results in 2007 were directly related to decreased sales and gross margin in 2007 as compared to 2006, with a significant portion of the downturn occurring in the fourth quarter due to the ongoing loss of Coca-Cola distributors.

Cash Flows from Investing Activities

Net cash used in investing activities was approximately $105,000 during the twelve months ended December 31, 2007 compared to approximately $44,000 during the twelve months ended December 31, 2006. For both periods, cash used in investing activities was for the acquisition of fixed assets, consisting of vans and promotional vehicles and other equipment to support our marketing and promotional activities, and other computer and office furniture used for sales and administrative activities , as well as certain leasehold improvements in 2006.

Cash Flows provided by Financing Activities

Net cash provided by financing activities was $7.8 million for the twelve months ended December 31, 2007 compared to $7.4 million during the twelve months ended December 31, 2006. For the twelve months ended December 31, 2007, the primary financing activity involved raising $8.2 million in net cash proceeds from the sale of common stock through the private placement discussed above and the exercise of warrants. We also raised $2.0 million in January and February 2007 from three related-party lenders in the form of unsecured subordinated notes, at an interest rate of 18%. These notes contained warrant coverage, which resulted in a debt discount of $1.5 million. Approximately $1.9 million of these notes were subsequently converted to equity in the third quarter private placement. The proceeds from the private placement were used to pay off our debt and to provide working capital funds. The increase in cash provided by financing activities for 2006 was primarily related to the sale of common stock of $6.9 million, net of issuance costs.

Debt

In the fall of 2006, our majority investor group provided an additional $1.5 million in debt financing to us for operating needs. The additional debt financing was in the form of convertible subordinated notes, which were converted to equity on August 1, 2007 in conjunction with the offering.

At the beginning of fiscal year 2007, we maintained a $5.0 million revolving line of credit facility which we decreased to a $2.5 million revolving line of credit facility during 2007. The facility was a senior secured note and provided for a borrowing base which was based on a percentage of receivables outstanding and finished goods inventory. The interest rate on this debt was at prime plus 3.50%. The convertible subordinated debt carried the same interest rate. The revolving line of credit facility required that we maintain cash and/or excess borrowing capacity of $500,000 at all times. At March 31, 2007, we were not in full compliance with all the terms of our line of credit facility and had agreed to a forbearance agreement with the lender. All the terms but for the excess borrowing base capacity were in compliance at the expiration of the original forbearance agreement on April 30, 2007, which was subsequently extended to July 30, 2007. Subsequent to the completion of the Merger, we and the lender cancelled the credit facility as we did not plan on utilizing the facility until sometime in 2008. We had no borrowings outstanding under the facility at the time of such termination.

Other than some small operating and capital leases outstanding on December 31, 2007, our only debt was the Note which was entered into pursuant to the Holigan settlement. See “Note 13 to the Consolidated Financial Statements - Subsequent Event” for further details.

Cash Available to Fund Operations

In order to sustain our operations throughout 2008, as well as make the required quarterly payments of $175,000 pursuant to the Holigan settlement, we will need to raise additional equity or debt in order to fund our continuing cash needs. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel, and the timing of our receipt of revenues. Due to challenging credit and equity markets and our operational performance, there can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us. If additional financing is raised by the issuance of common stock, we will have additional dilution, and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business.

Furthermore, as a result of our continued losses, our independent registered public accounting firm has included an explanatory paragraph in their opinion in our financial statements for the fiscal years ended December 31, 2007 and 2006, expressing doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in their report could make it even more difficult for us to secure the additional financing, which we require, or enter into strategic relationships with distributors on terms acceptable to us, if at all, and may materially adversely affect the terms of any financing that we may obtain. If our revenues do not increase significantly, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may be forced to significantly reduce our operations, or cease operations, and your investment could become worthless.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7 - Financial Statements

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 1, 2007, we appointed McGladrey & Pullen, LLP, as our independent registered public accounting firm to replace Jaspers & Hall, PC following our dismissal of Jaspers & Hall, PC (following their review of the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007 of Captech Financial Group, Inc. (our predecessor)). This action was ratified by our board of directors on August 1, 2007. During the period from May 4, 2006 through August 1, 2007, we had no disagreements with Jaspers & Hall, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Jaspers & Hall, PC would have caused it to make reference to the subject matter of the disagreements in its report. Jaspers & Hall, PC’s report on our financial statements for the fiscal year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. A letter addressed to the Securities and Exchange Commission from Jaspers & Hall, PC stating that it agreed with the above statement is attached as an exhibit to our Form 8-K filed with the SEC on August 3, 2007 and August 14, 2007.

On May 4, 2006, we appointed Jaspers & Hall, PC as our independent registered public accounting firm to replace Larry Wolfe, C.P.A. following his resignation on May 3, 2006. This action was ratified by our board of directors on May 4, 2006. During our fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through May 3, 2006, we had no disagreements with Mr. Wolfe on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr. Wolfe, would have caused him to make reference to the subject matter of the disagreements in his report. Neither of Mr. Wolfe’s reports on our financial statements for the fiscal years ended December 31, 2005 and 2004 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. A letter addressed to the Securities and Exchange Commission from Mr. Wolfe stating that he agreed with the above statement was attached as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

Item 8A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal financial officer and principal executive officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. For the reasons discussed below under Management's Report on Internal Control over Financial Reporting, we believe that our disclosure controls and procedures were not effective as of December 31, 2007.

Management's Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in the SEC’s Interpretive Guidance Regarding Management’s Report on Internal Control over Financial Reporting dated June 27, 2007.

While our management assessed its control environment and entity-level controls based upon our risk assessment which identified our financial reporting risk areas, our management did not follow or document its findings in accordance with COSO standards. We became public during the third quarter of 2007 through a reverse merger with a public shell company and began the process of improving our internal control over financial reporting as a public company. During the third and fourth quarter of 2007, we created and implemented new controls and procedures over certain identified financial reporting risks to be consistent with our new public company status. However, due to time and staff constraints, we were unable to complete the level of documentation and testing required by the COSO framework. While the SEC does not have specific rules stating how smaller public companies should document and test their controls, we believe that our principal executive officer and principal financial officer cannot conclude that our internal control over financial reporting is effective because we did not complete the level of documentation and testing required by the COSO framework.

Notwithstanding the foregoing, we believe that the consolidated financial statements included in this Annual Report on Form 10-KSB correctly present in all material respects our financial position, results of operations and cash flows for the fiscal years covered therein.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B - Other Information

None.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following persons are our executive officers and directors, and hold the offices set forth opposite their names:

Name	Age	Position
Steven B. Solomon	43	Executive Chairman of the Board
Stephen C. Ruffini	48	Chief Operating Officer and Chief Financial Officer
Charles Jarvie	71	Director
Stephen C. Johnson	61	Director
James Carreker (1)(2)	60	Director
Kenneth Johnsen (1)(2)	54	Director

(1) Member of Audit Committee
(2) Member of Compensation Committee

Steven B. Solomon began to serve as our Executive Chairman of the Board and a director on November 1, 2007. Mr. Solomon has served as a director and the President and Chief Executive Officer of CDSS Wind Down, Inc. (f/k/a Citadel Security Software Inc.), since its formation in December 1996. Mr. Solomon most recently led CDSS in its sale to McAfee, Inc. (NYSE: MFE). Mr. Solomon has also served as President and Chief Executive Officer of CT Holdings Enterprises, Inc. since May 1997 and as a director of CT Holdings since February 1996 until October of 2007 when he completed its merger with Xcorporeal Inc., a medical device company developing platform technology that may be used in devices that replace the functions of various human organs. Mr. Solomon also served as founder and a director of Parago, Inc., an incubation venture of CT Holdings that is an application solution provider and Internet-based business process outsourcer that provides an on-line suite of promotional offerings designed to automate promotional management and optimize the customer care services offered by its clients, and he served as Chairman of the Board of Directors of Parago from January 1999 to April 2001, and Chief Executive Officer of Parago from January 1999 to August 2000.

Stephen C. Ruffini began to serve as our Chief Financial Officer in August 2007 and was appointed its Chief Operating Officer on November 6, 2007. Since August 2006, Mr. Ruffini has served as the Chief Financial Officer of old Boo Koo. From 2001 until October 2005, Mr. Ruffini served as the Chief Financial Officer of Hit Entertainment, plc a publicly traded (FTSE-250) UK-company. Hit Entertainment is the preeminent young children’s entertainment company owning such brands as Barney the Dinosaur, Bob the Builder and Thomas the Tank Engine. From 1993-2001, Mr. Ruffini served as the Chief Financial Officer and Treasurer of Lyrick Corporation and RCL Enterprises, Inc. privately-held companies based in Allen, TX owning both entertainment properties, as well as commercial printing and publishing operations. From 1984 to 1993, Mr. Ruffini was a Senior Tax Manager at Arthur Andersen & Co. Mr. Ruffini has an MBA from the University of Texas at Austin and a BBA from Southern Methodist University. Mr. Ruffini is a Certified Public Accountant (CPA).

Charles Jarvie began to serve as our Chairman of the Board and a director of our company in August 2007; on November 1, 2007 he stepped down from his Chairman of the Board role but continued as a director. Mr. Jarvie held the Chairman of the Board position with old Boo Koo since 2006. Mr. Jarvie has been a Partner of Beta Capital Group LLC, an investment group, since 2001 and a Managing Partner of Procter Partners, Inc., an investment group, since 1990. From 1980 until 1992, Mr. Jarvie held various senior management positions for New Era Beverage Company, a product company, Schenley Industries, Inc., a spirits company, Fidelity Investments Marketing Corp., a money management company and Dr. Pepper Company, a soft drink company. From 1959 until 1979, Mr. Jarvie served in several capacities for The Procter & Gamble Company, a consumer goods products company, with his last position as Group Vice President, Food and Coffee Products. Mr. Jarvie serves on the board of directors for Galaxy Nutritional Foods, Inc. as well as for numerous private companies and various charitable organizations.

Stephen C. Johnson began to serve as a director of our company in August 2007. Mr. Johnson has served as a director of Boo Koo since 2006. Mr. Johnson is a partner with Aspen Advisors, LP, an investment banking firm located in Dallas, TX. Mr. Johnson is also the owner and sole shareholder of the law firm Stephen C. Johnson, P.C. Mr. Johnson has been involved in investment banking and private equity for the past five years, both as a principal and as an advisor. Prior to joining Aspen Advisors, Mr. Johnson was a partner for 14 years with Gibson, Dunn & Crutcher, a national law firm with more than 850 lawyers worldwide. During Mr. Johnson's tenure with Gibson Dunn he specialized in advising businesses on a wide variety of legal issues including mergers and acquisitions, public offerings, private placements, joint ventures, going private transactions, restructurings and other financings and transactions. Mr. Johnson's experience includes transactions and general counseling in health-care, consumer products, financial services, sports, and real estate. Mr. Johnson was managing partner of Gibson Dunn's Dallas office and served on a number of the firm's committees. Mr. Johnson graduated from the University of Nebraska with a B.A., majoring in economics, and a J.D, with distinction. Mr. Johnson was an Editor of the Nebraska Law Review and a member of the Order of the Coif.

James Carreker began to serve as a director of our company in August 2007. Mr. Carreker served as the Chief Executive Officer of Wyndham Hotels and Resorts from 1988 to 2000, Trammell Crow Company from 1994 to 1996 and Wyndam International from 1999 to 2000. From 2002 to 2006, Mr. Carreker also served as Chairman of Bombay Company. Mr. Carreker served as the Chief Executive Officer of Bombay Company from 2003 to 2006. Subsequently, on September 20, 2007, Bombay Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division. Mr. Carreker currently serves on the board of CBRL Group, a publicly traded company. Additionally, Mr. Carreker has served as a trustee of the University of Miami, a member of the Miami Chamber of Commerce, the Chairman of the Dallas Housing Authority, an appointee by the Governor of Florida to the Florida Council of 100 and is a member of the Orange Bowl Committee. Mr. Carreker graduated from Oklahoma State University with a B.S. in Marketing and an MBA.

Kenneth Johnsen became a director of our company in August 2007. Mr. Johnsen currently serves as the Chairman of HG Food, LLC (known as Homemade Gourmet), a position he has held since April 2007. Mr. Johnsen was the founder and Chief Executive Officer of Parago, Inc., a transaction processing company, from 2000 to 2006. He also served as President, Chief Operating Officer and a director of Metamor Worldwide, Inc., a publicly traded technology services company specializing in IT consulting and implementation, from 1996 to 1999. Mr. Johnsen’s experience also includes 22 years at IBM where he held numerous general management positions. In addition, Mr. Johnsen currently serves on the board of Perficient, Inc., a publicly traded company. Mr. Johnsen graduated from Drake University with a B.S. in Business Administration.

Family Relationships

There are no family relationships among the individuals comprising our board of directors, management and other key personnel.

Committees of the Board of Directors and Director Independence

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange. However, in determining whether our directors are independent, we intend to comply with the rules of the American Stock Exchange, or AMEX. The board of directors also will consult with counsel to ensure that the board of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. We have determined that Messrs. Jarvie, Carreker and Johnsen are independent directors as defined under the listing standards of the AMEX.

Committees of Board of Directors

The standing committees of our Board of Directors include an Audit Committee and a Compensation Committee. Additionally, our board of directors is expected to appoint a Nominating Committee. Until further determination by our board of directors, the full board of directors will undertake the duties of the Nominating Committee.

Audit Committee. The Audit Committee, which is a separately designated standing audit committee, will oversee and monitor our financial reporting process and internal control system, review and evaluate the audit performed by our outside auditors and report to our Board of Directors any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our independent auditors. The Audit Committee will also review and approve all transactions with affiliated parties. Messrs. Carreker and Johnsen serve as members of the Audit Committee and Mr. Carreker serves as the Chairman of the Audit Committee and our “audit committee financial expert,” as such term is defined by the Securities and Exchange Commission. All members of the Audit Committee are independent directors as defined under the AMEX listing standards.

Compensation Committee. The Compensation Committee will provide advice and recommendations to the Board of Directors in the areas of employee salaries and benefit programs. The Compensation Committee will also review the compensation of our Chief Executive Officer and make recommendations in that regard to the Board of Directors as a whole. Messrs. Carreker and Johnsen serve as members of the Compensation Committee and Mr. Johnsen serves as the Chairman of the Compensation Committee.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller and other persons who perform similar functions. Our code of ethics is intended to be a codification of the business and ethical principles that guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code. A copy of the code of ethics is posted on our website: www.bookooenergy.com under “Investor Relations - Corporate Governance.” Any substantive amendment to, or waiver from, any provision of the code of ethics with respect to any senior executive or financial officer will be posted on this website.

Compensation Committee Interlocks and Insider Participation

During parts of our fiscal year ended December 31, 2007, we did not have a compensation committee or another committee of our board of directors performing equivalent functions. Instead, the entire board of directors performed the function of a compensation committee. Upon completion of the Merger and the appointment of Messrs. Carreker and Johnsen both an audit and compensation committee were formed on August 16, 2007. None of our executive officers currently serves, or in the past has served, as a member of the compensation committee.

DIRECTOR COMPENSATION

Steven B. Solomon was appointed Executive Chairman of the Company for a three year term commencing on November 1, 2007 pursuant to an Employment Agreement by and between Boo Koo Beverages, Inc. and Mr. Solomon dated as of November 1, 2007 (the “Solomon Employment Agreement”). In accordance with the Solomon Employment Agreement, Mr. Solomon will receive (i) $100,000 for the period from November 1, 2007 through and including February 29, 2008 and (ii) $8,666.66 per month beginning on March 1, 2008 and extending until the termination of the Solomon Employment Agreement for any reason. Mr. Solomon will also be entitled to participate in our benefit plans and programs.

Pursuant to the Solomon Employment Agreement, we granted Mr. Solomon 300,000 shares of restricted common stock subject to the terms of our standard Restricted Stock Agreement under our Stock Incentive Plan, one-third of which vested on November 1, 2007. The remaining shares of restricted common stock shall vest as to 100,000 shares on the first and second anniversary of Mr. Solomon’s commencement date (November 1, 2007) provided Mr. Solomon continues to be an employee of ours on each such anniversary. Pursuant to the terms of the Solomon Employment Agreement, any unvested shares of restricted common stock shall vest upon the earlier of: (i) a Change in Control; (ii) the termination by us of Mr. Solomon’s employment for any reason other than Cause; (iii) the termination of Mr. Solomon’s employment by Mr. Solomon for Good Reason; (iv) the termination of Mr. Solomon’s employment by mutual agreement of us and Mr. Solomon; or (v) the termination of Mr. Solomon’s employment by reason of his death or Disability (all as defined in the Solomon Employment Agreement). Presently Mr. Solomon is also serving as our interim principal executive officer while we continue our search for a new chief executive officer.

We agreed to pay in connection with their appointment to the Board of Directors, Jim Carreker and Ken Johnsen 30,000 “restricted” shares of our common stock under our Stock Incentive Plan that vest on August 15, 2010. These directors will receive $1,000 per board meeting attended, $1,000 per meeting for serving as the Chairman of the Audit Committee or the Compensation Committee and $500 per meeting for serving as non-Chairman of such committee, as the case may be.

We agreed to pay Steve Johnson 30,000 “restricted” shares of our common stock under our Stock Incentive Plan that vest on September 26, 2010. He is also eligible to receive $1,000 per board meeting attended.

Compensation of Directors

The following table sets forth certain summary information with respect to the compensation paid during the 12-month period ended December 31, 2007 earned by each of our directors, including the Director compensation paid to Old Boo Koo directors, as well as the directors since the completion of the Merger.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)		Stock Awards ($) (1)	Total ($)
Steven B. Solomon	50,000		250,000 (2)	300,000
Charles Jarvie	84,330	(3)	57,719 (3)	142,049
Jim Carreker	6,500		26,250 (4)	32,750
Ken Johnsen	6,000		26,250 (4)	32,250
Steve Johnson	3,000		10,000 (4)	13,000
Victor Schmerbeck	-0-		-0- (5)	-0-

(1)
The value of the stock awards are determined in accordance with SFAS 123(R) as disclosed in Note 11 to the Consolidated Financial Statements under Item 7 hereof. There can be no assurance that the amounts calculated under SFAS 123(R) will be realized and amounts realized could ultimately exceed the amounts calculated under SFAS 123(R).

(2)
Steven Solomon was granted 300,000 shares of restricted common stock subject to the terms of our standard Restricted Stock Agreement under our Stock Incentive Plan, one-third of which vested on November 1, 2007. The remaining shares of restricted common stock shall vest as to 100,000 shares on the first and second anniversary of Mr. Solomon’s commencement date (November 1, 2007) provided Mr. Solomon continues to be an employee of ours on each such anniversary. Pursuant to the terms of the Solomon Employment Agreement, any unvested shares of restricted Common Stock shall vest upon the earlier of: (i) a Change in Control; (ii) the termination by us of Mr. Solomon’s employment for any reason other than Cause; (iii) the termination of Mr. Solomon’s employment by Mr. Solomon for Good Reason; (iv) the termination of Mr. Solomon’s employment by mutual agreement of us and Mr. Solomon; or (v) the termination of Mr. Solomon’s employment by reason of his death or Disability (all as defined in the Solomon Employment Agreement).

(3)
Charles Jarvie was paid at an annual rate of $100,000, payable in equal monthly installments, for service as our Chairman of the Board both before the Merger (Old Boo Koo) and upon completion of Merger until his resignation as Chairman on November 1, 2007. On November 1, 2007 he was paid at the standard independent director rate of $1,000 per board meeting attended. In addition, Mr. Jarvie received an aggregate of 54,528 shares of Boo Koo common stock (7,542 Old Boo Koo shares) in 2006 and 2007 which vested in 2007 for services rendered as the Chairman of Old Boo Koo. These shares converted into shares of our common stock in connection with the Merger.

(4)
These directors each received a restricted stock award of 30,000 shares during 2007. The restricted stock award does not vest until 3 years from the award dates, and the SFAS 123(R) charge in 2007 recorded for these shares represents the straight-line amortization over the requisite service period.

(5)	Victor Schmerbeck was a director of Old Boo Koo and briefly after the Merger. He resigned for other business reasons on August 15, 2007. He did not receive any compensation in 2007.

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board meetings or company requested business. On August 16, 2007, we approved the following compensation for non-employee directors (i) meeting participation fees of $1,000 for each board meeting or duly constituted committee chaired in person; (ii) $500 for each committee meeting attended in person; and (iii) a 30,000 stock grant with a vesting date three years for date of grant. The stock grant is pursuant to the terms of our 2006 Stock Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors, officers and shareholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Except as set forth below, based solely on our review of the copies of such forms received by us and upon written representations of our Reporting Persons received by us, we believe that for the fiscal 2007 there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons.

Steven B. Solomon filed a Form 3 on November 13, 2007. Such Form 3 should have been filed no later than November 12, 2007.

Stephen C. Johnson filed a Form 4 on October 3, 2007. Such Form 4 should have been filed no later than September 28, 2007.

Item 10 – Executive Compensation

The executive compensation data provided below with respect to the fiscal years ended December 31, 2007 and 2006 represents compensation provided by us to Wesley F. Whiting, our sole executive officer prior to the Merger of Old Boo Koo on August 1, 2007, as well as the executive compensation provided by Boo Koo and by Old Boo Koo (2006 and prior to the Merger) to Daniel Y. Lee, the former Chief Executive Officer, and Stephen C. Ruffini, our current Chief Operating and Financial Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation paid by us or Old Boo Koo during the fiscal years ended December 31, 2007 and 2006 to our chief executive officer and our other executive officers whose salary and bonus for the year exceeded $100,000 and who served as an executive officer of our company during the period ended December 31, 2007 (each, a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Total Compensation ($)
Daniel Y. Lee President and Chief Executive Officer (3)	2007 2006	300,000 143,751	468,703 127,896	768,703 271,647

Stephen C. Ruffini Chief Operating Officer and Chief Financial Officer (4)	2007 2006	200,000 76,538	157,995 57,883	357,995 134,421

Wesley F. Whiting (5)	2007 2006	— —	— —	— —

(1)	Represents salary paid to or on behalf of executive. The executives do not receive any benefits that are not available to all Company employees.
(2)
Represents the expense to us pursuant to SFAS 123(R) for the respective year for stock options granted as long-term incentives pursuant to 2006 Option Plan. See notes to our Financial Statements for the fiscal year ended December 31, 2007 and 2006 for the assumptions used for valuing the expense under SFAS 123(R).

(3)
Mr. Lee served as our Chief Executive Officer from the consummation of the Merger on August 1, 2007 until his resignation as President and Chief Executive Officer on November 15, 2007. From July 5, 2006 until the consummation of the Merger, Mr. Lee served as Chief Executive Officer of Old Boo Koo. Compensation for Mr. Lee set forth in the table reflects compensation paid by Old Boo Koo during the fiscal years ended December 31, 2007 and 2006, for which he was employed approximately six months. We entered into a Separation Agreement with Mr. Lee on November 5, 2007 under which Mr. Lee was to receive a lump sum payment of $300,000 on December 31, 2007. Subsequently, Mr. Lee filed a lawsuit against us to enforce the terms of the Separation Agreement and to resolve such matters the parties entered into an agreement pursuant to which Mr. Lee received $175,000 on March 14, 2008 and will receive $30,000 per month, until August 2008, at which time the obligations will have been paid in full. Mr. Lee has until June 30, 2008 to exercise his 1,180,175 vested Boo Koo option shares.

(4)
Mr. Ruffini has served as our Chief Financial Officer since the consummation of the Merger. From August 14, 2006 until the consummation of the Merger, Mr. Ruffini served as Chief Financial Officer of Old Boo Koo. Compensation for Mr. Ruffini set forth in the table reflects compensation paid by Old Boo Koo during the fiscal year ended December 31, 2006, for which he was employed for five months.

(5)
Mr. Whiting served as the President, Chief Executive Officer and Acting Chief Financial Officer from April 2006 until his resignation from such positions upon the consummation of the Merger. We did not pay Mr. Whiting any compensation for his services as our President, Chief Executive Officer and Acting Chief Financial Officer during the fiscal years ended December 31, 2007 and 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding exercisable and unexercisable option and stock awards held by the Named Executive Officers as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Daniel Y. Lee (1)	1,180,175	—	0.92	6/30/08
Stephen C. Ruffini (2)	390,420	260,280	0.92	8/28/16
Wesley F. Whiting (3)	—	—	—	—

(1)
Mr. Lee served as our Chief Executive Officer from the consummation of the Merger until his resignation on November 15, 2007. From July 5, 2006 until the consummation of the Merger, Mr. Lee served as Chief Executive Officer of Old Boo Koo. As of December 31, 2007, Mr. Lee was fully vested and held options to purchase an aggregate of 1,180,175 shares of our common stock. Pursuant to the terms of the Option Plan and his Separation Agreement he has until June 30, 2008 to exercise these options.

(2)
Mr. Ruffini has served as our Chief Financial Officer since the consummation of the Merger and the Chief Operating Office since November 6, 2007. From August 14, 2006 until the consummation of the Merger, Mr. Ruffini served as Chief Financial Officer of Old Boo Koo. As of December 31, 2007, Mr. Ruffini held options to purchase an aggregate of 650,700 shares of common stock of Boo Koo. Of such options, 216,700 vested upon the effective date of our registration statement on October 19, 2007. The remaining option grant of 433,800 shares of Boo Koo vest at the rate of 20% per annum starting on the grant date of August 29, 2006. The table reflects options to purchase shares of our common stock held by Mr. Ruffini as of December 31, 2007.

(3)
Mr. Whiting served as the President, Chief Executive Officer and Acting Chief Financial Officer from April 2006 until his resignation from such position upon the consummation of the Merger. Mr. Whiting did not have any outstanding option grants as of December 31, 2007.

EXECUTIVE EMPLOYMENT CONTRACTS

Provided below is information concerning the employment arrangements that we have with Stephen C. Ruffini and under which Mr. Ruffini will serve as our Chief Operating Officer and Chief Financial Officer. In addition, below is a summary of the terms of the Separation Agreement between us and our former chief executive officer, Daniel Y. Lee.

On November 5, 2007, Boo Koo entered into a Separation Agreement with Mr. Lee. Pursuant to the Separation Agreement, Mr. Lee was to receive a lump sum payment of $300,000. Mr. Lee has until June 30, 2008 to exercise his 1,180,175 vested Boo Koo option shares. Pursuant to the Separation Agreement, Mr. Lee is prohibited from competing with Boo Koo for a period of one year and subject to a one year restriction on soliciting employees, customers and clients. Subsequently, Mr. Lee filed a lawsuit against us to enforce the terms of the Separation Agreement and to resolve such matters the parties entered into an agreement pursuant to which Mr. Lee received $175,000 on March 14, 2008 and will receive $30,000 per month, until August 2008, at which time the obligations will have been paid in full.

During calendar year 2007, Stephen C. Ruffini was employed pursuant to a Second Amended and Restated Employment Agreement to secure his continued service as Chief Financial Officer of Boo Koo. An amended was entered into on November 6, 2007 adding the title of Chief Operating Officer. Mr. Ruffini's employment agreement provides for a base salary of $200,000, the grant of options to purchase up to an aggregate of 650,700 shares of Boo Koo's common stock, a performance bonus, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. The agreement will continue until terminated by the executive or Boo Koo.

The terms of the employment agreements provide that if Mr. Ruffini is terminated without "cause" or if he resigns for "good reason," he shall be entitled to severance benefits in the amount of the executive's base salary for a period of 18 months following the date of termination and payment of any annual bonus that would otherwise be due for the fiscal year of termination, prorated to the number of days in the fiscal year for which the executive was employed. Upon termination due to death or disability, the executive will be entitled to any annual bonus that would otherwise be due for the fiscal year of termination, prorated to the number of days the executive was actively employed and providing services for the company. The term "good reason" means the voluntary termination of employment by executive within 60 days after the occurrence of, among other things, a “change of control” (as such term is defined in the employment agreements).

During the term of the employment agreements and for a period of two years thereafter, subject to applicable law, the executives will be subject to restrictions on competition with Boo Koo. During the term of the employment agreements and for a period of one year thereafter for Mr. Ruffini will be subject to restrictions on the solicitation of our employees, customers and clients.

EQUITY INCENTIVE PLAN

General

On August 1, 2007, our board of directors adopted the 2006 Stock Incentive Plan (the “Plan”). The shareholders approved the Plan at a special meeting of the shareholders on December 17, 2007.

The general purpose of the Plan is to provide an incentive to our officers, employees, directors and consultants, by enabling them to share in the future growth of our business. The Plan permits the grant of stock options and restricted stock awards. Our board of directors believes that the granting of stock options and restricted stock awards promotes continuity of management and increases incentive and personal interest in the welfare of our company by those who are primarily responsible for shaping and carrying out our long range plans and securing our growth and financial success.

The board believes that the Plan will advance our interests by enhancing our ability to (a) attract and retain employees and consultants who are in a position to make significant contributions to our success; (b) reward our employees and consultants for these contributions; and (c) encourage employees and consultants to take into account our long-term interests through ownership of our shares.

Description of the Plan

Administration. The Plan will be administered by the Compensation Committee of the board of directors, but if there is no Compensation Committee constituted, then the Plan will be administered by the board of directors. For purposes of this description, the body charged with administration of the Plan is referred to as the Committee. The Committee may grant options to purchase shares of our common stock, as well as restricted shares of our common stock. The Committee also has authority to determine the terms and conditions of each option or other kind of equity award and adopt, amend and rescind rules and regulations for the administration of the Plan. No options or awards may be made under the Plan after August 28, 2016, but the Plan will continue thereafter while previously granted options or awards remain subject to the Plan.

Eligibility. Our officers, employees, directors and consultants are eligible to receive options or restricted stock awards under the Plan. However, only officers and employees are eligible to receive grants of stock options that are “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), as discussed further below.

Shares Subject to the Plan. Subject to adjustments set forth in the Plan, 8,000,000 shares of common stock are available for issuance in connection with options and awards granted under the Plan, subject to customary adjustments for stock splits, stock dividends or similar transactions. If any option granted under the Plan terminates without having been exercised in full or if any award is forfeited, the number of shares of common stock as to which such option or award was forfeited will be available for future grants under the Plan. The maximum number of shares of common stock that may be subject to options and/or restricted stock awards granted under the Plan to any one person in any calendar year is 2,892,000.

Terms and Conditions of Options. Options granted under the Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Code or “non-qualified” stock options that do not meet the requirements of Section 422 of the Code. The exercise price of options granted under the Plan will not be less than the fair market value per share of common stock on the date of grant. However, the exercise price of incentive stock options granted to a stockholder owning 10% or more of our outstanding common stock must be 110% of fair market value on the date of grant. No option may be exercisable for more than ten years (five years in the case of an incentive option granted to a ten-percent or more stockholder) from the date of grant. Options granted under the Plan will be exercisable at such time or times as the Committee prescribes at the time of grant.

Generally, the option price may be paid in cash or by check, or if permitted by the Committee, by delivery of shares of our common stock having a fair market value equal to the purchase price that have been owned by the optionee for at least six months at the time of exercise, or a cashless exercise or “same day sale” arrangement, or by a combination of such methods.

The Committee is authorized to establish the exercise period, if any, of options following an optionee’s termination of employment or service with us and our affiliates.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient.

Terms and Conditions of Restricted Stock Awards. Restricted stock awards granted under the Plan provide for grants of shares of our common stock that are subject to restrictions on transfer and are generally forfeitable to the extent that the recipient terminates service with us and our affiliates prior to the time that the restrictions lapse or the vesting requirements are attained. Restrictions are determined by the Committee and may be based on the passage of time, the attainment of one or more performance goals or any other conditions or events that the Committee deems appropriate. Unless otherwise determined by the Committee, the recipient of a restricted stock award will not be required to make any payment for shares of our common stock issued in connection with a restricted stock award. Holders of restricted shares will have the right to vote such shares and to receive any cash dividends with respect thereto during the restriction period. Any stock dividends will generally be subject to the same restrictions as the underlying shares of restricted stock.

Effect of Change in Control. Unless otherwise determined by the Committee at the time an option or restricted stock award is granted, or otherwise provided by a grantee’s employment agreement, if a “Change in Control” occurs, each outstanding option will become vested and exercisable and the restrictions with respect to all outstanding restricted stock awards will lapse. If an optionee does not exercise his or her options within 30 days following the Change in Control (or the expiration of the term of the option if earlier), those options will be forfeited.

A “Change in Control” will occur if (i) a person or entity or group of persons and/or entities acting in concert become the direct or indirect owner(s) of securities of the company representing 50% or more of the combined voting power of our then outstanding securities, (ii) a change in the composition of our board of directors whereby persons who on the effective date of the Plan (and their nominees) fail to constitute a majority of the board, (iii) a consolidation or merger of the company occurs as a result of which less than 50% of the outstanding voting securities of the surviving or resulting entity are owned by persons who were owners of our voting securities immediately before the merger or consolidation, (iv) the sale or transfer of substantially all of our assets to any entity that is not one of our affiliates, or (v) the complete liquidation or dissolution of the company.

Amendments, Termination. Our board of directors may at any time amend or terminate the Plan. However, any amendment of the Plan will not be effected without stockholder approval if and to the extent required by law or the requirements of an applicable securities exchange.

Federal Income Tax Consequences

Following is a summary of the federal income tax consequences of option and restricted stock award grants under the Plan. Recipients of options and/or restricted stock awards granted under the Plan are advised to consult their personal tax advisors with respect to the exercise of an option or the receipt of a restricted stock award. In addition, the following summary is based upon an analysis of the Code as currently in effect, existing laws, judicial decisions, administrative rulings, regulations and proposed regulations, all of which are subject to change and does not address state, local or other tax laws.

Treatment of Options

The Code treats incentive stock options and non-qualified stock options differently. However, as to both types of options, no income will be recognized to the optionee at the time of the grant of the options under the Plan, nor will we be entitled to a tax deduction at that time.

Generally, upon exercise of a non-qualified stock option, an optionee will recognize ordinary income tax on the excess of the fair market value of the stock on the exercise date over the option price. We will be entitled to a tax deduction in an amount equal to the ordinary income recognized by the optionee in the fiscal year which includes the end of the optionee’s taxable year. We will be required to satisfy applicable withholding requirements in order to be entitled to a tax deduction. In general, if an optionee, in exercising a non-qualified stock option, tenders shares of common stock in partial or full payment of the option price, no gain or loss will be recognized on the tender. However, if the tendered shares were previously acquired upon the exercise of an incentive stock option and the tender is within two years from the date of grant or one year after the date of exercise of the incentive stock option, the tender will be a disqualifying disposition of the shares acquired upon exercise of the incentive stock option.

For incentive stock options, there is no taxable income to an optionee at the time of exercise. However, the excess of the fair market value of the stock on the date of exercise over the exercise price will be taken into account in determining whether the “alternative minimum tax” will apply for the year of exercise. If the shares acquired upon exercise are held until at least two years form the date of grant and more than one year from the date of exercise, any gain or loss upon the sale of such shares, if held as capital assets, will be long-term capital gain or loss (measured by the difference between the sales price of the stock and the exercise price). Under current federal income tax law, a long-term capital gain will be taxed at a rate which is less than the maximum rate of tax on ordinary income. If the two-year and one year holding period requirements are not met (a “disqualifying disposition”), an optionee will recognize ordinary income in the year of disposition in an amount equal to the lesser of (i) the fair market value of the stock on the date of exercise minus the exercise price or (ii) the amount realized on disposition minus the exercise price. The remainder of the gain will be treated as long-term capital gain, depending upon whether the stock has been held for more than a year. If an optionee makes a disqualifying disposition, the Company will be entitled to a tax deduction equal to the amount of ordinary income recognized by the optionee.

In general, if an optionee, in exercising an incentive stock option, tenders shares of our common stock in partial or full payment of the option price, no gain or loss will be recognized on the tender. However, if the tendered shares were previously acquired upon the exercise of another incentive stock option and the tender is within two years from the date of grant or one year after the date of exercise of the other option, the tender will be a disqualifying disposition of the shares acquired upon exercise of the other option.

As noted above, the exercise of an incentive stock option could subject an optionee to the alternative minimum tax. The application of the alternative minimum tax to any particular optionee depends upon the particular facts and circumstances which exist with respect to the optionee in the year of exercise. However, as a general rule, the amount by which the fair market value of our common stock on the date of exercise of an option exceeds the exercise price of the option will constitute an item of “adjustment” for purposes of determining the alternative minimum taxable income on which the alternative tax may be imposed. As such, this item will enter into the tax base on which the alternative minimum tax is computed, and may therefore cause the alternative minimum tax to become applicable in any given year.

Treatment of Restricted Stock Awards

Generally, absent an election to be taxed currently under Section 83(b) of the Code (a "Section 83(b) Election"), there will be no federal income tax consequences to either the recipient or us upon the grant of a restricted stock award. At the expiration of the restriction period and the satisfaction of any other restrictions applicable to the restricted shares, the recipient will recognize ordinary income and we generally will be entitled to a corresponding deduction equal to the fair market value of the common stock at that time. If a Section 83(b) Election is made within 30 days after the date the restricted stock award is granted, the recipient will recognize an amount of ordinary income at the time of the receipt of the restricted shares, and we generally will be entitled to a corresponding deduction, equal to the fair market value (determined without regard to applicable restrictions) of the shares at such time. If a Section 83(b) Election is made, no additional income will be recognized by the recipient upon the lapse of restrictions on the shares (and prior to the sale of such shares), but, if the shares are subsequently forfeited, the recipient may not deduct the income that was recognized pursuant to the Section 83(b) Election at the time of the receipt of the shares.

Potential Limitation on Company Deductions

Code Section 162(m) denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1 million for a covered employee. Certain kinds of compensation, including qualified “performance-based compensation,” are disregarded for purposes of the deduction limitation. In accordance with Treasury regulations issued under Code Section 162(m), compensation attributable to stock options will qualify as performance-based compensation, provided that: (i) the stock award plan contains a per-employee limitation on the number of shares for which stock options may be granted during a specified period; (ii) the per-employee limitation is approved by the stockholders; (iii) the award is granted by a compensation committee comprised solely of “outside directors”; and (iv) the exercise price of the award is no less than the fair market value of the stock on the date of grant.

Tax Withholding

As and when appropriate, we will require each recipient of an option or other award under the Plan to pay any federal, state or local taxes required by law to be withheld.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 9, 2008 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company's current directors; (ii) each of the Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after April 9, 2008 (“Presently Exercisable Options”) or under warrants that are exercisable on or within 60 days after April 9, 2008 (“Presently Exercisable Warrants”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 34,572,380 shares of common stock outstanding as of April 9, 2008 plus any shares issuable upon exercise of Presently Exercisable Options and Presently Exercisable Warrants held by such person or entity.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage Owned

Steven B. Solomon (3)	1,794,677	4.9%
Charles Jarvie (2)	54,528	*
Daniel Y. Lee (2)(4)	1,180,175	3.3
Stephen C. Ruffini (2)(5)	390,420	1.1
Stephen C. Johnson (2)(6)(7)	738,817	2.0
James Carreker (7)	83,333	*
Kenneth Johnsen (7)	0	0
Crestview Capital Master LLC (8)	5,681,399	15.6
Clint Carlson	2,440,410	6.7
Passport Global Master Fund SPC Ltd for and on behalf of portfolio A - global strategy (9)	3,442,416	9.5
All executive officers and directors as a group (six persons) (10)	4,241,951	11.7%

* Indicates less than 1%

(1)	Unless otherwise provided, the address of each beneficial owner is 4951 Airport Parkway, #660, Addison, Texas 75001.

(2)	Each person began to serve as an executive officer or director upon consummation of the Merger.

(3)	Does not include 200,000 restricted shares of common stock that do not vest within 60 days of April 9, 2008.

(4)
Represents 1,180,175 shares of our common stock issuable upon exercise of options that are exercisable. These options are exercisable until June 30, 2008, at which time they will expire if not exercised. Mr. Lee resigned as our chief executive officer on November 15, 2007.

(5)
Represents 390,420 shares of our common stock issuable upon exercise of options that are exercisable. Does not include 260,200 shares of our common stock issuable upon exercise of options that are not exercisable within 60 days of April 9, 2008.

(6)
Includes warrants to purchase 213,088 shares of common stock underlying warrants issued to MVPS. MVPS is a registered broker dealer, and an affiliate of Aspen Equity Partners, LLC, which acted as the co-placement agent in connection with the Financing. MVPS, LLC has also provided advisory services to Old Boo Koo. Mr. Johnson, one of our directors, is a member of MVPS and may be deemed to own the securities held by MVPS.

(7)	Does not include 30,000 restricted shares of common stock that do not vest within 60 days of April 9, 2008.

(8)
Crestview Capital Partners, LLC ("Crestview Partners") serves as the investment manager of Crestview Capital Master, LLC ("Crestview"), and as such has been granted investment discretion over investments including the common stock owned by Crestview. As a result of its role as investment manager to Crestview, Crestview Partners may be deemed to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of Common Stock held by Crestview. However, Crestview Partners does not (except indirectly as the general partner of Crestview) have the right to receive any dividends from, or the proceeds from the sale of, the Common Stock held by Crestview and disclaims any ownership associated with such rights. Currently, Stewart Flink, Robert Hoyt and Daniel Warsh, in their capacity as managers of Crestview Partners, have delegated authority regarding the portfolio management decisions of Crestview Partners with respect to the Common Stock owned by Crestview. None of such persons has any legal right to maintain such delegated authority. As a result of such delegated authority, Messrs. Flink, Hoyt and Warsh may be deemed to be the beneficial owners of Common Stock held by Crestview. However, neither of Messrs. Flink, Hoyt and Warsh has any right to receive any dividends from, or the proceeds from the sale of, the Common Stock held by Crestview and disclaim beneficial ownership of such shares of Common Stock.

(9)
Passport Holdings, LLC, a Delaware limited liability company (“Passport Holdings”), serves as Special Shareholder of the Passport Global Master Fund SPC Ltd for and on behalf of portfolio A - global strategy (“Global Fund”), and Passport Management, LLC (“Passport Management”), a Delaware limited liability company (“Passport Management”) serves as investment manager to the Global Fund. Passport Capital, LLC, a Delaware limited liability company (“Passport Capital”) is the managing member of Passport Management and of Passport Holdings. John Burbank, a natural person, is the sole managing member of Passport Capital. As a result, each of Passport Management, Passport Holdings, Passport Capital and John Burbank may be considered to indirectly beneficially own the securities directly beneficially owned by these Selling Stockholders.

(10)	See Footnotes (2) through (7) above.

Equity Plans

The following table summarizes certain information related to our Plan, pursuant to which we may issue equity-based awards to our employees, directors and consultants.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plan Approved by Shareholders	3,015,615	0.94	4,984,385
Equity Compensation Plan Not Approved by Shareholders	—	—	—
TOTAL	3,015,615	0.94	4,984,385

Item 12 - Certain Relationships and Related Transactions

There are no material relationships between us and our current directors and executive officers other than the transactions and relationships described below:

Recapitalization and Stock Purchases

On March 23, 2006, Old Boo Koo and Aspen Advisors, LP (“Aspen Advisors”), a Texas limited partnership and an affiliate of BK Beverages, LLC (the “BK Beverages”), a Texas limited liability company and Old Boo Koo’s largest shareholder immediately prior to the Merger, entered into a financial consulting agreement (the “FCA”) pursuant to which Aspen Advisors agreed to assist in arranging the sale of shares of common stock of Old Boo Koo for up to $12,500,000 (the “Recapitalization”), and thereafter assist Old Boo Koo in connection with the Merger. Pursuant to the FCA, Aspen Advisors also agreed to assist Old Boo Koo with financings after the closing of the Recapitalization. In consideration of the foregoing services, Old Boo Koo paid Aspen Advisors a fee of $600,000 in cash at the closing of the Recapitalization, and agreed to (a) pay Aspen Advisors a fee equal to 5% of the gross proceeds of any financings subsequent to the closing of the Recapitalization and (b) reimburse Aspen Advisors for its direct, reasonable expenses in performing services under the FCA. In addition, in consideration of the consulting services provided in connection with Merger, Old Boo Koo issued to an affiliate of Aspen Advisors, MVPS, LLC, a Texas limited liability company (“MVPS”), a warrant to purchase up to 3% of the outstanding shares of common stock of the combined Captech and Old Boo Koo which resulted in the issuance of 750,000 shares of our common stock. In connection with the Financing, the FCA has been amended and Aspen Advisors is no longer entitled to a fee equal to 5% of the gross proceeds of any financings subsequent to the closing of the Recapitalization. Victor Schmerbeck, one of our former directors, and Stephen Johnson, one of our current directors, are a managing director and a partner, respectively, of Aspen Advisors.

On May 2, 2006, Old Boo Koo issued to JohnsTown, LLC (“JTLLC”), a Texas limited liability company and an affiliate of Aspen Advisors, (i) an unsecured convertible promissory note in the principal amount of $400,000, bearing interest at a rate of 10% per annum payable in cash, and (ii) a warrant to purchase up to 2% of the outstanding shares of common stock of Old Boo Koo on a fully diluted basis as of the date of purchase at an exercise price of $0.01 per share. On June 1, 2006, Old Boo Koo issued to JTLLC, (i) an unsecured convertible promissory note in the principal amount of $200,000, bearing interest at a rate of 10% per annum payable in cash, and (ii) a warrant to purchase up to 2% of the outstanding shares of common stock of Old Boo Koo on a fully diluted basis as of the date of purchase at an exercise price of $0.01 per share. At the closing of the Recapitalization on July 5, 2006, JTLLC converted the unsecured convertible promissory notes into an aggregate of 60,000 shares of Old Boo Koo common stock and exercised the warrants to purchase an aggregate of 1,086 shares of common stock of Old Boo Koo. The shares of common stock of Old Boo Koo converted into shares of our common stock pursuant to the terms of the Merger.

In connection with the closing of the Recapitalization, Old Boo Koo issued to BK Beverages 665,000 shares of common stock of Old Boo Koo in exchange for $6,650,000 in cash pursuant to the terms of an amended and restated stock purchase agreement (the “Stock Purchase Agreement”), dated as of July 5, 2006, among Old Boo Koo, BK Beverages, the former Chairman and Chief Executive officer of Old Boo Koo, the former Chief Operating Officer of Old Boo Koo, Dallas Financial Solutions, Inc., a Texas corporation and affiliate of the former Chairman and Chief Executive Officer (“DFS”), BKB Partners, L.P., a Texas limited partnership an affiliate of the former Chief Operating Officer (“BKB” and together with the other parties, the “Majority Stockholders”). At such time, BK Beverages also purchased an aggregate of 500,000 shares of common stock of Old Boo Koo from the Majority Stockholders in exchange for $5,000,000 in cash pursuant to the terms of a stock purchase agreement, dated as of July 5, 2006, among BK Beverages and the Majority Stockholders (the “Selling Stockholders SPA”). BK Beverages distributed all of the shares of common stock of Old Boo Koo it acquired pursuant to the Stock Purchase Agreement and Selling Stockholders SPA to its members immediately prior to the Merger, all of which shares were converted into an aggregate of 15,033,253 shares of our common stock pursuant to the terms of the Merger.

On August 30, 2006, Old Boo Koo issued to BK Beverages an unsecured convertible promissory note in the principal amount of $875,000 (with accrued and unpaid interest being added to the principal of such note quarterly), with a stated maturity date of August 30, 2008 (the “First BK Note”). The First BK Note converted at $10.00 per share into Old Boo Koo shares, which were converted into shares of our common stock pursuant to the terms of the Merger and are included in the 15,033,253 shares described above.

Subsequent to the closing of the Recapitalization, disputes arose among Old Boo Koo, the former Old Boo Koo major stockholders and BK Beverages, regarding certain alleged breaches of the Stock Purchase Agreement and the Selling Stockholders SPA and certain uses by the major stockholders of Old Boo Koo funds prior to the closing of the Recapitalization. On October 17, 2006, BK Beverages, Old Boo Koo, the major stockholders and certain other consultants, vendors and other parties entered into a settlement agreement pursuant to which (i) the Holdback Amount was disbursed by BK Beverages to Old Boo Koo ($550,000 in settlement of the dispute concerning the use of Old Boo Koo funds by the Majority Stockholders and prior management and $450,000 as a loan to meet Old Boo Koo’s working capital needs) and (ii) the former CEO transferred 175,000 shares of common stock of Old Boo Koo to BK Beverages. In connection with the receipt of the $450,000 portion of the Holdback Amount and an additional loan of $125,000 from BK Beverages to Old Boo Koo, Old Boo Koo issued an unsecured subordinated convertible promissory note, dated as of October 5, 2006, in the original principal amount of $575,000, (with accrued and unpaid interest being added to the principal of such note quarterly), with a stated maturity date of August 30, 2008 (the “Second BK Note”). The Second BK Note converted at $10.00 per share into Old Boo Koo shares, which were converted into shares of our common stock pursuant to the terms of the Merger and are included in the 15,033,253 shares described above.

As a part of a purchase price adjustment in connection with the Recapitalization, Old Boo Koo issued to BK Beverages a warrant to purchase 525,000 shares of common stock of Old Boo Koo at an exercise price of $0.01 per share. BK Beverages acquired an aggregate of 525,000 shares of common stock of Old Boo Koo upon exercise of such warrant. Such shares were converted into shares of our common stock pursuant to the terms of the Merger and are included in the 15,033,253 shares described above.

As a part of a purchase price adjustment in connection with the Recapitalization, Old Boo Koo issued to Aspen Advisors (i) a warrant to purchase 18,850 shares of Old Boo Koo common stock, with an exercise price of $0.01 per share and (ii) an unsecured subordinated convertible promissory note, dated October 5, 2006, in the original principal amount of $72,500 (with accrued and unpaid interest being added to the principal of such note quarterly), with a stated maturity date of August 30, 2008 (the “MVPS Note”). MVPS acquired an aggregate of 26,700 shares of common stock of Old Boo Koo upon exercise of the warrant and conversion of the MVPS Note immediately prior to the Merger, all of which shares were converted into an aggregate of 193,041 shares of our common stock pursuant to the terms of the Merger.

Convertible Note and Warrant Issuances

In January 2007, Old Boo Koo issued Steven B. Solomon (who became the Company’s Executive Chairman on November 1, 2007) and Crestview Capital Master, LLC, a Delaware limited liability company (“Crestview”), unsecured subordinated promissory notes in the principal amount of $1,250,000 and $250,000, respectively, bearing interest at the rate of 18% per annum, with a stated maturity date of January 16, 2008 and January 11, 2008, respectively (each, a “Bridge Note”). In connection therewith, Old Boo Koo issued to Solomon and Crestview, warrants to purchase 142,999 and 28,600 shares of Old Boo Koo common stock, respectively, at an exercise price of $0.01 per share and an expiration date of January 16, 2010 and January 11, 2010, respectively. In February 2007, Old Boo Koo issued Crestview and a third party an unsecured subordinated promissory note in the principal amount of $375,000 and $125,000, respectively, bearing interest at the rate of 18% per annum, with a stated maturity date of February 21, 2008 and February 26, 2008, respectively. In connection therewith, Old Boo Koo issued warrants to purchase 42,900 and 14,300 shares of Old Boo Koo common stock, to the lenders at an exercise price of $0.01 per share and an expiration date of February 23, 2010. An affiliate of Crestview is the largest owner of membership interests in BK Beverages. In connection with the Merger and the Financing, all of the warrants converted into shares of our common stock. In addition, Crestview converted the entire principal and interest underlying its Bridge Note into shares of our common stock at $1.20 per share. As part of the Merger, Mr. Solomon converted $496,438of principal underlying his Bridge Note into shares of our common stock at $1.20 per share. The remaining principal and interest remaining under his Bridge Note converted into shares of our common stock at $1.20 per share in August 2007.

Consulting Arrangement

We agreed to pay Charles Jarvie an annual fee of $100,000, payable in equal monthly installments, for service as our Chairman of the Board. Upon his resignation on November 1, 2007 this agreement was terminated and he is now paid as an independent director. In addition, Mr. Jarvie received 7,542 shares of Old Boo Koo common stock for services rendered as the Chairman of Old Boo Koo. These shares converted into shares of our common stock pursuant to the terms of the Merger.

We have agreed to pay Steven B. Solomon a fee of $100,000, which was paid in November 2007, for service as our Executive Chairman from November 1, 2007 to February 29, 2008. On March 1, 2008, we agreed to pay Mr. Solomon a monthly fee of $8,666.66, for his continuing service as our Chairman of the Board. Mr. Solomon also received a restricted stock grant of 300,000 shares of Boo Koo common stock: 100,000 shares vested on the grant date - November 1, 2007 and the remaining 200,000 shares vest - one half (100,000 shares) on November 1, 2008 and one half (100,000 shares) on November 1, 2009, if Mr. Solomon continues in his capacity as Chairman.

Securities Transactions with Old Boo Koo

Immediately prior to the Merger and pursuant to a stock purchase agreement among us, Old Boo Koo and John Raby, our then-largest stockholder, Old Boo Koo purchased an aggregate of 47,627 shares of our common stock. In exchange for such shares, Old Boo Koo paid Mr. Raby $600,000 in cash. Under the agreement, Mr. Raby made customary representations and warranties about us, including among others, representations and warranties related to our capitalization, compliance with laws, litigation, liabilities, financial statements, taxes and that we had no current operations. In addition, Mr. Raby agreed to indemnify us for any breach of representations, warranties and covenants.

The Financing

In connection with the Financing, Aspen Equity Partners, LLC, an affiliate of Aspen Advisors and a registered broker dealer, acted as a co-placement agent in connection with the Financing and received cash commissions of $447,481 (a portion of which amount was used to purchase 340,817 shares of common stock in connection with the Financing) and received warrants to purchase 213,088 shares of our common stock at a price of $1.32 per share, which warrants are exercisable until September 25, 2012.

Review, Approval and Ratification of Related Party Transactions

At the time of the above referenced transactions, we did not have sufficient disinterested directors to approve or ratify such transactions. However, all future transactions between us and our officers, directors and principal shareholders and their affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our Audit Committee or another independent committee of our Board of Directors.

Item 13 - Exhibits

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this report.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger dated November 16, 2007 by and between Boo Koo Holdings, Inc., a Florida corporation ("Boo Koo Florida"), and BKHI Acquisition Corp.  ("Boo Koo Delaware") and a wholly-owned subsidiary of Boo Koo Florida. *

3.1	Amended and Restated Certificate of Incorporation of Boo-Koo Holdings, Inc., filed with the Secretary of State of Delaware on December 20, 2007. *

3.2	By-laws of Boo Koo Holdings, Inc. *

10.1	Boo Koo Beverages, Inc. 2006 Stock Incentive Plan, as amended. **

10.2	Second Amended and Restated Employment Agreement between Boo Koo Beverages, Inc. and Daniel Lee dated as of January 31, 2007. **

10.3	Amended and Restated Employment Agreement between Boo Koo Beverages, Inc. and Stephen Ruffini dated as of January 31, 2007. **

10.4	Stock Purchase Agreement dated June 21, 2007 among Captech Financial Group, Inc., Boo Koo Beverages, Inc. and John Raby. **

10.5	Securities Purchase Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors listed on the signature page thereto. **

10.6	Registration Rights Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors on the signature page thereto. **

10.7	Registration Rights Agreement, dated as of July 5, 2006, by and among Boo Koo Beverages, Inc., BK Beverages, LLC and the investors signatory thereto. **

10.8
Lease, dated April 8, 2004, between Boo Koo Beverages, Inc. (f/k/a The Love Factor, Inc.) and Kennington No. 1 Partnership d/b/a Kennington Properties, as modified by the Modification and Ratification of Lease, dated August 5, 2004, as modified by the Modification and Ratification of Lease, dated July 11, 2005, as renewed by the Renewal of Lease, dated April 10, 2006. **

10.9	Amended and Restated Credit Agreement dated as of July 5, 2006 by and among Boo Koo Beverages, Inc., ORIX Venture Finance LLC and ORIX Finance Corp. **

10.10	Separation Agreement and Mutual Release dated November 5, 2007 by and between Boo Koo Beverages, Inc. and Daniel Y. Lee.***

10.11	Employment Agreement dated November 1, 2007 by and between Boo Koo Beverages, Inc. and Steven B. Solomon.***

10.12	Termination Agreement dated December 4, 2007 by and among ORIX Venture Finance LLC, Boo Koo Beverages, Inc. and ORIX Finance Corp.****

10.13
Mutual Release, Settlement Agreement and Covenant Not to Sue dated March 14, 2008 by and among Daniel Y. Lee, Boo Koo Holdings, Inc., Boo Koo Beverages, Inc., a Delaware corporation and Boo Koo Beverages, Inc., a Texas corporation.*****

10.14
Promissory Note dated March 14, 2008 in favor of Daniel Y. Lee executed by Boo Koo Holdings, Inc., Boo Koo Beverages, Inc., a Delaware corporation and Boo Koo Beverages, Inc., a Texas corporation.*****

10.15
Settlement Agreement and Release dated April 3, 2008 by and among Holigan Racing L.P., Boo Koo Holdings, Inc., Boo Koo Beverages, Inc., BK Subsidiary, Inc., BK Beverages LLC, and Aspen Advisors LP.*****

10.16	Promissory Note dated April 3, 2008 in favor of Holigan Racing LP executed by Boo Koo Holdings, Inc.*****

10.17	Guarantee and Security Agreement dated April 3, 2008 by and between Holigan Racing L.P. and Boo Koo Beverages, Inc.*****

10.18	Registration Rights Agreement dated April 3, 2008 by and between Holigan Racing L.P. and Boo Koo Holdings, Inc.*****

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*****

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****

* Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

** Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.

*** Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

**** Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007.

***** Filed herewith.

Item 14 - Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP, a member firm of RSM International, for the audit of our financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, and fees billed for other services rendered by McGladrey & Pullen during these periods.

	December 31,	December 31,
	2007	2006
Audit Fees (1)	$158,084	$92,198
Audit-Related Fees (2)	90,190	21,148
Tax Fees	13,914	4,930
All Other Fees (3)	1,631	—
Total Fees	$263,819	$118,276

(1)
Audit fees are comprised of fees for professional services performed by McGladrey & Pullen, a member firm of RSM International, for the audit of our annual financial statements and the review of our quarterly financial statements (including $90,000 payable in 2008 for services related to the completion of the 2007 audit and Form 10-KSB), as well as other services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees are comprised of fees for professional services performed by McGladrey & Pullen, a member firm of RSM International, in connection with the acquisition of Old Boo Koo in 2006 and our reverse merger in 2007, including regulatory filings for the private placement and approximately $3,000 payable in 2008 for services related to the Company’s SB-2 registration statement.

(3)	All other fees consist of pass-through cost of subscription for third-party online research website.

Pre-approval Policies

The Audit Committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board before the services were rendered.

The Board of Directors has considered the nature and amount of fees billed by McGladrey & Pullen, a member of firm of RSM International, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining McGladrey & Pullen’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2008.

BOO KOO HOLDINGS, INC.

By:	/s/ Steven B. Solomon
Steven B. Solomon
Interim Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 15, 2008.

SIGNATURE	CAPACITIES	DATE

/s/ Steven B. Solomon	Executive Chairman	April 15, 2008
Steven B. Solomon	(Interim Principal Executive Officer)
And Director

/s/ Stephen C. Ruffini	Chief Financial Officer and	April 15, 2008
Stephen C. Ruffini	Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Charles Jarvie	Director	April 15, 2008
Charles Jarvie

/s/ Stephen C. Johnson	Director	April 15, 2008
Stephen C. Johnson

/s/ James Carreker	Director	April 15, 2008
James Carreker

/s/ Kenneth Johnsen.	Director	April 15, 2008
Kenneth Johnsen

BOO KOO HOLDINGS, INC.
Form 10-KSB
for the Annual Period Ended December 31, 2007

BOO KOO HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Boo Koo Holdings, Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheets of Boo Koo Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boo Koo Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, as well as negative cash flows from operations, as it continues to expand its marketing and distribution efforts with respect to its products and to continue its research and development of additional products. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Boo Koo Holdings, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Dallas, Texas
April 15, 2008

BOO KOO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$4,022,641	$79,523
Accounts receivable, net (Note 2)	219,640	1,555,901
Inventories, net (Note 3)	1,308,384	2,780,244
Prepaid expenses and other	309,347	215,117
Total current assets	5,860,012	4,630,785

Property and equipment, net (Note 4)	448,477	482,595
Other assets, net (Note 5)	750	151,077

Total assets	$6,309,239	$5,264,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$473,088	$703,455
Accrued expenses (Note 6)	1,286,188	1,416,469
Revolving line of credit (Note 10)	-	2,133,357
Current portion of accrued litigation settlement (Note 13)	1,012,077	-
Current portion of long-term debt	64,866	103,182
Current portion of capital lease obligations	14,011	13,485
Total current liabilities	2,850,230	4,369,948

Long-term debt, less current portion	26,532	135,122
Accrued litigation settlement, less current portion (Note 13)	772,119	-
Related party notes payable (Note 10)	-	1,549,038
Capital lease obligations, less current portion	6,228	33,998
Total liabilities	3,655,109	6,088,106

Stockholders' equity (deficit):
Preferred stock, 5,000,000 authorized, none issued, no par value	-	-
Common stock, 150,000,000 authorized, 34,572,380, $.0001 par value, and 17,115,846, no par value, issued and outstanding at December 31, 2007 and December 31, 2006, respectively (Note 7)	3,457	10,834,983
Additional paid-in capital	25,423,856	-
Accumulated deficit	(22,773,183)	(11,658,632)
Total stockholders' equity (deficit)	2,654,130	(823,649)

Total liabilities and stockholders' equity (deficit)	$6,309,239	$5,264,457

See notes to consolidated financial statements.

BOO KOO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For years ended December 31,
	2007	2006

Net sales	$9,046,619	$15,167,287
Cost of sales	6,581,386	9,451,558

Gross profit	2,465,233	5,715,729

Operating expenses:
Salaries, wages and other compensation	4,364,408	3,343,020
Advertising, marketing and promotions	1,355,378	3,054,948
Travel and entertainment	493,911	664,251
Provisions for bad debts	(11,834)	161,355
General and administrative	3,469,726	3,820,683
Loss on litigation settlement	1,784,196	-
Depreciation and amortization	320,566	238,467

Total operating expenses	11,776,351	11,282,724

Loss from operations	(9,311,118)	(5,566,995)

Other expense:
Interest expense, net	288,784	888,584
Amortization of debt discount (Note 10)	780,991	80,887
Loss on early extinguishment of debt (Note 10)	733,658	408,303

Loss before income taxes	(11,114,551)	(6,944,769)

Income tax expense (Note 9)	-	-

Net loss	$(11,114,551)	$(6,944,769)

Basic and diluted net loss per share (Note 7)	$(0.43)	$(0.58)

Weighted average number of shares (Note 7)	25,907,612	12,063,567

See notes to consolidated financial statements.

BOO KOO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2005	6,465,558	$1,183,320	$-	$(4,713,863)	$(3,530,543)

Issuance of common stock, net of issuance costs of $365,759 (Note 7)	5,645,834	7,142,815	-	-	7,142,815
Exercise of stock warrants (Note 10)	1,220,460	427,689	-	-	427,689
Common stock issued in lieu of dividends to preferred stockholders (Note 7)	66,473	22,911	-	-	22,911
Conversion of preferred shares to common stock (Note 7)	2,900,625	999,728	-	-	999,728
Conversion of related party notes payable to common stock (Note 10)	816,896	1,147,748	-	-	1,147,748
Stock-based compensation (Note 11)	-	185,779	-	-	185,779
Stock transaction costs paid on behalf of stockholders (Note 8)	-	(275,007)	-	-	(275,007)
Net loss	-	-	-	(6,944,769)	(6,944,769)
Balance at December 31, 2006	17,115,846	10,834,983	-	(11,658,632)	(823,649)

Issuance of common stock, net of issuance costs of $1,028,016 (Note 7)	7,723,556	8,240,252	-	-	8,240,252
Issuance and exercise of stock warrants (Note 10)	6,335,061	1,528,446	-	-	1,528,446
Conversion of related party notes payable to common stock (Note 8)	1,204,503	1,665,980	-	-	1,665,980
Related party notes payable repaid with common stock (Note 10)	1,719,744	2,063,691	-	-	2,063,691
Issuance of common stock on vesting of restricted stock (Note 11)	154,528	370,219	-	-	370,219
Stock-based compensation (Note 11)	12,500	667,794	-	-	667,794
Stock-based sales allowance (Note 7)	-	55,948	-	-	55,948
Shares of shell company in reverse merger	306,642	-	-	-	-
Record par value of Delaware reincorporation	-	(25,423,856)	25,423,856	-	-
Net loss	-	-	-	(11,114,551)	(11,114,551)
Balance at December 31, 2007	34,572,380	$3,457	$25,423,856	$(22,773,183)	$2,654,130

See notes to consolidated financial statements.

BOO KOO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
	2007	2006
Operating activities:
Net loss	$(11,114,551)	$(6,944,769)
Adjustments to reconcile net loss to net cash used in operating activities:
(Reversal of) provision for doubtful accounts	(11,834)	161,355
Depreciation and amortization	320,566	238,467
Loss on disposal of property and equipment	-	14,866
Amortization of debt discount	780,991	80,887
Loss on early extinguishment of debt	733,658	408,303
Related party note interest added to principal	91,664	26,538
Accretion of interest related to shares subject to mandatory exemption	-	48,956
Loss on litigation settlement (Note 13)	1,784,196	-
Stock-based compensation	1,038,013	185,779
Stock-based sales allowance	55,948	-
Changes in operating assets and liabilities:
Accounts receivable	1,348,094	(984,719)
Inventories	1,471,860	(100,808)
Prepaid expenses	(94,230)	(87,617)
Other assets	(31,088)	(38,517)
Accounts payable	(230,367)	(1,232,750)
Accrued expenses	82,259	888,365
Net cash used in operating activities	(3,774,821)	(7,335,664)

Investing activities:
Purchase of property and equipment	(105,033)	(43,863)
Net cash used in investing activities	(105,033)	(43,863)

Financing activities:
Proceeds from long-term borrowings	-	174,308
Principal payments on long-term borrowings	(146,906)	(3,340,238)
Net borrowings (payments) on revolving line of credit	(2,133,357)	1,564,647
Proceeds from borrowings from related parties	2,000,000	2,122,500
Payments on borrowings from related parties	(125,000)	-
Net payments on capital lease obligations	(27,243)	(12,427)
Proceeds from sale of common stock	8,240,252	6,867,808
Proceeds from exercise of stock warrants	15,226	-
Net cash provided by financing activities	7,822,972	7,376,598

Net increase (decrease) in cash and cash equivalents	3,943,118	(2,929)
Cash and cash equivalents at beginning of year	79,523	82,452
Cash and cash equivalents at end of year	$4,022,641	$79,523

Supplemental disclosures of cash flow information:
Cash paid for interest	$84,307	$730,022

Supplemental schedule of noncash investing and financing activities:
Conversion of related party notes payable to common stock	$3,729,671	$1,147,748
Issuance of stock warrants in conjunction with related party notes payable	$1,514,649	$-
Conversion of preferred shares to common stock	$-	$999,728
Exercise of stock warrants	$1,430	$427,689
Equipment obtained under capital leases	$-	$23,152
Common stock issued in lieu of preferred dividends	$-	$22,911

See notes to consolidated financial statements.

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of Operations - The Company develops, produces, markets and distributes alternative beverage category energy drinks under the Boo Koo® brand name. The Company currently sells and distributes its products throughout parts of the United States and its products are available in parts of Canada through a network of regional bottlers and other direct store delivery distributors, including independent Coca-Cola, Cadbury Schweppes, beer and other wholesale distributors. Boo Koo® products are sold primarily to mainstream convenience and grocery store chains, drug stores, gas stations and other mainstream and discount consumer stores.

Basis of Presentation - The consolidated financial statements include the accounts of Boo Koo Holdings, Inc. and its wholly-owned subsidiary, Boo Koo Beverages, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

Going Concern - The Company has had net losses of $11.1 million and $6.9 million for the years ended December 31, 2007 and 2006, respectively, negative cash flow from operating activities of $3.8 million and $7.3 million for the years ended December 31, 2007 and 2006, respectively, and an accumulated deficit of approximately $22.8 million as of December 31, 2007. The Company expects to incur additional operating losses, as well as negative cash flows from operations, for the foreseeable future, as it continues to expand its marketing and distribution efforts with respect to its products and to continue its research and development of additional products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The continuance of the Company as a going concern is dependent on its ability to increase revenues and to obtain additional financing from outside sources. Management continues to seek new or expanded relationships with third-party distributors and to expand distribution of the Company’s products by entering into agreements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations in order to increase revenue opportunities.

If the Company is not able to raise the necessary financing or revenues grow slower than expected, the Company may be forced to curtail its operations and such curtailment may have a material adverse impact on its future financial position and results of operations.

Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

Investment Transaction - On July 5, 2006, Boo Koo Beverages, Inc., a privately held Texas corporation (“Old Boo Koo”), executed an agreement (the “Boo Koo Purchase Agreement”) with BK Beverages, LLC (“BKB LLC”), a holding company formed during 2006 for the purpose of investing in Old Boo Koo. Under the agreement, Old Boo Koo sold 665,000 shares of its common stock to BKB LLC. Contemporaneously, the major shareholders of Old Boo Koo, under a separate agreement (the “Stock Purchase Agreement”), sold a total of 500,000 shares of common stock in Old Boo Koo to BKB LLC. In connection with a subsequent working capital “true up” BKB LLC received an additional 175,000 shares from a major shareholder. The total number of shares (1,395,544) acquired by the Purchaser in connection with the two transactions, the working capital “true up” and the conversion of the unsecured subordinated convertible promissory notes represent a controlling interest (approximately 58.9% of the total shares outstanding) in Old Boo Koo. As less than a significant controlling interest (defined as 80% or more) was acquired by BKB LLC, “push down” of the purchase was not applied. As a subsequent purchase price adjustment, Old Boo Koo issued warrants to BKB LLC covering 525,000 shares of common stock and to an affiliate covering 18,850 shares of common stock as a related fee; both with an exercise price of $0.01 per share and expiring on August 30, 2011. On March 2, 2007, both warrants were exercised.

Merger Transaction - On August 1, 2007, in conjunction with a private placement, the Company completed a reverse merger transaction (the “Merger”) with Captech Financial Group (“Captech”), a publicly traded company, acquiring Old Boo Koo, which then changed its name to Boo Koo Holdings, Inc. and trades under the symbol OTCBB: BOKO. The Merger has been accounted for as a reverse merger acquisition in accordance with U.S. GAAP. Due to Captech being a shell company at the time of the merger, there was no step up in basis of Captech assets and therefore no goodwill recognized. The Company also entered into and closed on a Securities Purchase Agreement among the Company and the purchasers named therein, pursuant to which the Company sold an aggregate of 9,442,109 shares of its common stock at a price of $1.20 per share for gross proceeds of approximately $11.3 million (the “Financing”). In connection with the Financing and the Merger, the Company incurred expenses which included, without limitation, commissions to the placement agents, legal and accounting fees, shell acquisition costs, and other miscellaneous expenses of approximately $2.0 million, of which $0.4 million was charged to stockholders’ equity. The Company utilized the net proceeds from the offering for working capital and general corporate purposes, as well as to pay down debt. In connection with the Financing, the Company issued warrants to purchase an aggregate of 377,731 shares of its common stock at an exercise price of $1.32 per share to the placement agents.

Cash and Cash Equivalents - Cash and cash equivalents consist of liquid investments with original maturities of three months or less. As of December 31, 2007, cash equivalents consisted primarily of investments in U.S. money market funds at U.S. financial institutions.

Accounts Receivable - Trade receivables are carried at the original invoice amount less an estimate for doubtful accounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. The allowance for doubtful accounts is determined by management by regularly evaluating individual customer accounts and considering factors such as credit history and the current financial condition of customers. The Company maintains an allowance for anticipated uncollectible accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Major Customers - The Company operates in one industry segment, with operations solely in the United States. The Company has a broad range of independent beverage distributors as customers, some of which individually account for more than 10% of gross sales in the reporting periods. Two customers with greater than 10% of gross sales represented approximately 48% and 30% of the Company’s gross sales in 2007 and 2006, respectively. On January 9, 2008, Swire Coca-Cola, Inc. informed the Company that it would discontinue all production and distribution of Boo Koo products once its current inventory of Boo Koo products was depleted. During 2007 and 2006, Swire Coca-Cola accounted for approximately 16% and 19%, respectively, of the Company’s total gross sales.

Inventories - Inventories, which largely consist of beverages and raw materials, are stated at the lower of cost or market, with cost determined using a weighted average method, and include adjustments for estimated obsolescence. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and/or its ability to sell the products and production requirements. Demand for the Company’s products can fluctuate significantly. Factors which could affect demand for the Company’s products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Management’s estimates are based upon its understanding of historical relationships which can change at anytime.

Property and Equipment - Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from 3 to 7 years. Expenditures for substantial renewals and betterments are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization are provided based on estimated service lives of the specific asset, principally on a straight-line basis for financial reporting purposes. Depreciation on equipment under capital leases is included with depreciation on owned assets. Gains or losses from disposals of property and equipment are reflected in income.

Other Assets - Included in other assets are deferred debt issuance costs, which are amortized over the term of the related loan, three years, using the effective interest method, and website development costs and software, which are being amortized using the straight-line method over the life of the asset, generally three years.

Valuation of Long-Lived Assets - The Company accounts for the valuation of long-lived assets, which include definite life intangible assets, under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reportable at the lower of the carrying amount or fair value, less costs to sell. No such impairment occurred during the years ended December 31, 2007 and 2006.

Stock Splits - In conjunction with the August 2007 Merger transaction discussed above, there was a 7.23-for-1 stock split of Old Boo Koo’s common stock. In addition, in conjunction with the July 2006 Investment transaction discussed above, Old Boo Koo completed a 62.1072230195-for-1 stock split of its common stock. On February 21, 2007, Captech implemented a one for 75 reverse split of the shares of its common stock then issued and outstanding. On July 16, 2007, Captech implemented a one for 5 reverse split of the shares of its common stock then issued and outstanding. All references to the number of shares and per share amounts have been adjusted to reflect the stock splits for all periods presented.

Revenue Recognition - Revenues are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of the Company’s products passes to customers upon delivery of the products to customers.

Promotional and other allowances - Promotional and other allowances are provided to some of the Company’s distributors in the form of volume discounts, per case profit guarantees and direct marketing expenses (“billbacks”). An accrual account is maintained for billbacks upon the recognition of revenues to its distributors. While some billback activity, such as direct marketing expenses, is known about in advance, the more significant billbacks are in the form of price guarantees, which are not quantifiable until the distributor sells its Boo Koo inventory and reports it to the Company. The accrual for billbacks is trued up on a quarterly basis as the actual billback claims are made by the Company’s distributors. The Company’s reported revenues – Net Sales - represent gross sales less promotional and other allowances (billbacks). The Company’s estimates are based on its understanding of the distributor’s prior sales activity, which can change at any time.

Stock-Based Compensation - The Company accounts for its stock option plan in accordance with SFAS No. 123R, Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on fair value. The Company adopted SFAS 123R effective January 1, 2006 using the prospective approach which requires compensation expense to be recorded for stock options or restricted stock awards granted, amended, modified or vesting after the effective date. Share-based awards that do not require future service are expensed immediately. Share-based employee awards that require future service are amortized over the requisite service period.

Advertising - Advertising, marketing and promotions expenses are charged to operations as incurred.

Income Taxes - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets relate primarily to net operating losses, and deferred tax liabilities relate primarily to property and equipment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective and has been adopted by the Company for its fiscal year ending December 31, 2007. Due to the Company’s continuing losses, this interpretation has had no effect on its current results of operations or financial position.

Major Vendors - During 2007, the Company had two major vendors from which it made purchases totaling $1,912,221. As of December 31, 2007, the Company’s total accounts payable to these vendors was $4,648. In 2006, the Company had two major vendors from which it made purchases totaling $3,634,572, and to which it had outstanding accounts payable of $67,528 as of December 31, 2006.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities such that this will be effective for the Company for its fiscal year beginning on January 1, 2009. The Company is currently assessing the impact the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value shall generally be made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. The provisions of SFAS 159 will be effective for the Company for its fiscal year beginning on January 1, 2008, with early adoption permitted. The Company is currently assessing the impact the adoption of SFAS 159 will have on its consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on reported net loss or stockholders’ equity (deficit).

Note 2 - Accounts Receivable

Accounts receivable consists of the following at:

	December 31, 2007	December 31, 2006

Accounts receivable - trade	$242,480	$1,816,232
Allowance for doubtful accounts	(22,840)	(260,331)

	$219,640	$1,555,901

Note 3 – Inventories

Inventories consist of the following at:

	December 31, 2007	December 31, 2006

Finished goods	$1,112,776	$2,491,502
Raw materials	262,157	549,400
	1,374,933	3,040,902
Reserve for obsolescence	(66,549)	(260,658)

	$1,308,384	$2,780,244

Note 4 – Property and Equipment

Property and equipment consists of the following at:

	December 31, 2007	December 31, 2006

Vehicles	$404,931	$367,607
Office equipment	392,484	324,775
Leasehold improvements	17,347	17,347
	814,762	709,729
Less accumulated depreciation	(366,285)	(227,134)

	$448,477	$482,595

Depreciation expense was $139,151 and $111,895 for the years ended December 31, 2007 and 2006, respectively.

Note 5 – Other Assets

Other assets consist of the following at:

	December 31, 2007	December 31, 2006

Deferred debt issuance costs	$248,819	$217,731
Website development and software	60,027	60,027
	308,846	277,758
Less accumulated amortization	(308,096)	(126,681)

	$750	$151,077

Amortization expense was $181,415 and $126,572 for the years ended December 31, 2007 and 2006, respectively. Deferred issuance costs of $222,124 were expensed as a loss on debt extinguishment during 2006.

Note 6 – Accrued Expenses

Accrued expenses consist of the following at:

	December 31, 2007	December 31, 2006

Separation agreement for former CEO	$300,000	$-
Employee and director compensation and reimbursable expenses	86,105	101,373
Bonuses and vacation expense	104,612	62,250
Promotional and other allowances, including coupons	367,583	1,019,164
Professional fees, including legal and audit fees	362,108	136,156
Other	65,780	97,526

	$1,286,188	$1,416,469

The Company and its former CEO entered into a Separation Agreement on November 5, 2007 calling for a lump sum payment of $300,000 on December 31, 2007. Subsequently, the Company entered into an agreement pursuant to which a lump sum payment of $175,000 was made on March 14, 2008 and the remainder is payable in installments during 2008.

Note 7 – Equity

Earnings per Share

SFAS No. 128, Earnings Per Share requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. In conjunction with the Merger discussed in Note 1, there was a 7.23-for-1 stock split of Old Boo Koo’s common stock. In addition, in July 2006, Old Boo Koo completed a 62.1072230195-for-1 stock split of its common stock. All references to the number of shares and per share amounts have been adjusted to reflect the stock splits for all periods presented. On February 21, 2007, Captech implemented a one for 75 reverse split of the shares of its common stock then issued and outstanding. On July 16, 2007, Captech implemented a one for 5 reverse split of the shares of its common stock then issued and outstanding. For 2007, warrants outstanding totaling 1,462,231 shares, options outstanding totaling 2,701,652 shares and restricted shares of 290,000 were excluded from the fully diluted earnings per share calculations, as their effect would have been antidilutive. For 2006, options outstanding totaling 2,159,131 shares and restricted shares of 36,150 were excluded from the fully diluted earnings per share calculations, as their effect would have been antidilutive.

The weighted average number of shares outstanding for 2007 and 2006 was 25,907,612 and 12,063,567, respectively.

Shares Subject to Mandatory Redemption

In May 2003, Old Boo Koo issued 5,385 shares of Series A, $130 par preferred stock. Effective January 1, 2005, the Company prospectively adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 required the Company to classify its mandatory redeemable preferred stock as a long-term liability and to classify dividends paid to preferred shareholders as interest expense. The difference between the carrying value and redemption value of the preferred stock was accreted using the interest method by periodic charges to interest expense. In 2006, interest expense totaling $48,956 related to the accretion of the redemption liability. In June 2006, Old Boo Koo’s preferred shareholders exchanged the entire 5,385 preferred shares for 2,900,625 shares, adjusted for the stock splits, of common stock in the Company, which extinguished the redemption liability related to the preferred stock. Prior to the aforementioned conversion of the preferred shares, the Company issued 66,473 shares of common stock to the preferred shareholders in lieu of preferred dividends of $22,911.

Issuance of Shares in Transactions

In connection with the Investment transaction discussed in Note 1 and in Note 8 below, the Company issued 5,645,834 shares of common stock in July 2006. In addition, 2,900,625 shares of common stock were issued on the conversion of preferred shares, and an additional 66,473 shares were issued in lieu of dividends to preferred shareholders.

In connection with the Merger transaction discussed in Note 1, the Company issued 7,723,556 shares of common stock in August and September 2007, converted related party notes payable into 1,204,503 shares of common stock, and had subordinated notes plus accrued interest repaid with 1,719,744 shares of common stock.

Warrants

See discussion in Note 8 below regarding the issuance of a total of 6,335,061 shares of common stock from the exercise of stock warrants.

In May 2007, the Company issued warrants, in conjunction with a new distributor agreement with one of its major customers, for 1,084,500 shares of common stock. The warrant vests over a 5-year period and is subject to annual minimum purchase levels from the Company. The stock warrant is accounted for as a customer rebate, and the non-cash charge is valued according to SFAS 123R, with a corresponding entry recorded to additional paid-in capital and amounting to $55,948 in 2007.

Reincorporation

Pursuant to shareholder approval on December 17, 2007, the Company reincorporated out of the State of Florida into the State of Delaware. The par value of $0.0001 per share was recorded as common stock and the remaining capital of $25.4 million was reclassified to additional paid-in capital.

Note 8 – Related Party Transactions

In connection with the Investment transaction described in Note 1, whereby BKB LLC acquired a controlling interest in the Company on July 5, 2006, a $600,000 capital fee was paid to an affiliate of BKB LLC and $40,766 was paid to third parties for related legal costs. The fee and related costs were allocated between (1) stock issuance costs for the shares of BKB LLC directly purchased from the Company, and (2) stock transaction costs paid on behalf of shareholders (included in no par common stock) for the shares BKB LLC purchased from the major shareholders of the Company. The fee and legal costs were allocated $365,759 and $275,007 to stock issuance costs and stock transaction costs paid on behalf of stockholders, respectively. The stock transaction costs paid on behalf of the stockholders are reported as a reduction of stockholders’ deficit because these costs effectively represent dividends.

On March 2, 2007, related party warrants issued in conjunction with a 2006 purchase price adjustment were exercised and 3,932,036 common shares were issued by the Company. The exercise price of $5,439 was recorded to common stock.

On June 29, 2007, related party warrants issued to one of the lenders of the unsecured subordinated notes were exercised and 103,389 common shares were issued by the Company. The exercise price of $143 was recorded to common stock. On August 1, 2007, the remaining warrants pertaining to the unsecured subordinated notes were exercised and 1,550,828 common shares were issued by the Company, with the exercise price of $2,145 recorded to common stock. See Note 10, Debt –Related Party Notes Payable.

In connection with the Financing in August and September 2007, the Company issued warrants to purchase an aggregate of 213,088 shares of its common stock at an exercise price of $1.32 per share to a related party who acted as co-placement agent.

The Statement of Operations for 2007 includes a non-cash operating expense of $307,719 for the value of restricted stock granted to the Company’s current and former Chairman, with the corresponding entry recorded to common stock. An additional amount of $62,500 was recorded for the value of restricted stock granted to the Company’s directors in 2007.

Note 9 – Income Taxes

Due to the continuing operating losses, no tax benefit is being recorded. The Company continues to provide a full valuation allowance for any future tax benefits resulting from the Company’s net operating losses.

A reconciliation of the income tax benefit computed at the U.S. federal statutory income tax rate of 34% to the reported provision for income tax expense is as follows:

	2007	2006
Expected federal tax benefit	$(3,778,947)	$(2,361,222)
State income taxes, net of federal tax benefit	-	(277,591)
Permanent differences	20,686	22,392
Change in valuation allowance	3,507,826	2,580,891
Other	250,435	35,530
	$-	$-

Net deferred taxes are the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The resulting deferred tax assets and liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$6,691,782	$4,151,473
Allowance for doubtful accounts	7,766	98,926
Stock-based compensation	325,065	70,596
Litigation settlement	606,626	-
Intangible assets	4,176	8,368
Charitable contributions	4,497	1,556
State credit carryforward	193,450	-
Total deferred tax assets	7,833,362	4,330,919
Less valuation allowance	(7,785,224)	(4,277,398)
	48,138	53,521

Defered tax liabilities:
Accumulated depreciation	(48,138)	(53,521)

Net deferred taxes	$-	$-

At December 31, 2007, the Company has incurred net operating losses (“NOL”) of approximately $(19,681,713) for income tax purposes. The net operating losses incurred since inception are available to offset future taxable income and will begin to expire in 2022. The current year NOL will expire in 2027. The tax benefit of the losses and other net deferred tax assets has been fully reserved due to the uncertainty of the Company’s ability to generate taxable income. A full valuation allowance has been recognized for financial reporting purposes.

Further the utilization of the Company’s NOL carryforward, assuming taxable income is generated in future periods, may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in an ownership change or could result in an ownership change in the future upon subsequent disposition. Managment believes an ownership change occurred on July 5, 2006 that would subject the Company to an annual Section 382 limitation. The Company has not fully completed the study to assess the annual limitation due to the significant complexity and cost associated with such study. It should be noted that there also could be additional ownership changes in the future. Both the existing Section 382 limit as well as potential new Section 382 limitations may result in expiration of a portion of the NOL carryforward before utilization.

Effective January 1, 2007, Boo Koo adopted FIN 48. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date of January 1, 2007, as well as at December 31, 2007, the Company had no unrecognized tax benefits which needed to be adjusted.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within general and administrative expenses. At the adoption date of January 1, 2007, the Company recognized no interest or penalties related to uncertain tax positions. As of December 31, 2007, the Company recognized no interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal and state jurisdictions. All of the Company’s tax returns for years with unexpired NOL carryforwards may be subject to examination in the event that the Company utilizes the net operating losses from those years in its future tax returns.

Note 10 – Debt

Revolving Line of Credit and Term Notes

In September 2005, the Company entered into a credit agreement (the “Credit Agreement”) with a finance company that provided it a revolving line of credit commitment of $2,500,000 (through July 5, 2009, as amended), and a $3,000,000 term note with an expiration date of October 31, 2008. As amended on July 5, 2006, borrowings against the line of credit, subject to availability on the borrowing base, as defined, bore interest as elected by the Company, at either (1) the base rate (defined as the Prime Rate as published in the Wall Street Journal) plus 3.5%, or (2) LIBOR plus 6.5%. The Company was required to pay a commitment fee of 0.5% per annum on the unused portion of the revolving line to the finance company.

The Company issued stock warrants in connection with the Credit Agreement and recorded a discount of $427,689 to the term note. The Company accounted for the common stock warrants in accordance with SFAS 150, and therefore the Company recorded the common stock warrants as a liability carried at fair value, with changes in fair value recorded through interest expense. The warrants were exercised for 1,220,460 shares of common stock in July 2006 when the Company repaid the term note in full, which had an outstanding principal balance of $3,254,183 at the time of repayment. The unamortized balance of the discount of $311,161 was expensed as a loss on debt extinguishment. Amortization of the discount of $80,887 prior to the extinguishment is included in interest expense for 2006. The total net loss on debt extinguishment was $408,303, which in addition to the write-off of the unamortized debt discount included a $222,124 write-off of unamortized loan costs, and a gain of $124,982 related to the forgiveness of accrued interest on related party notes payable. This forgiveness was included in the net loss on debt extinguishment as it was part of a series of transactions which occurred in preparation and around the investment transaction described in Note 1.

Balances outstanding under the Credit Agreement were collateralized by substantially all assets of the Company. On December 4, 2007, the Company and the lender agreed to terminate the credit agreement. The Company had no borrowings outstanding under the Credit Agreement at any time following the Financing that closed on August 1, 2007. Interest on borrowings from the line of credit were paid monthly and amounted to $53,440 in 2007.

Equipment Notes Payable

The Company has separate notes payable secured by equipment. These notes bear interest at annual rates ranging from 10.0% to 10.5% and mature on various dates beginning in 2008 through 2009.

Long-term Debt

The Company’s long-term debt is as follows:

	December 31, 2007	December 31, 2006

Notes payable on equipment	$91,398	$238,304
Less current portion	(64,866)	(103,182)

	$26,532	$135,122

Scheduled maturities of debt are as follows:

Long- Term Debt

2008	$64,866
2009	26,532

$91,398

Related Party Notes Payable

The Company obtained a short-term convertible note payable of $600,000 during 2006. This related party note and other related party notes payable of $547,748 were converted to equity during 2006. The total amount of related party notes converted into shares of common stock during 2006 was $1,147,748.

The Company issued unsecured subordinated convertible debt to BKB LLC on August 30, 2006 and October 5, 2006 in the amounts of $875,000 and $575,000, respectively. Both notes bore interest at the base rate, defined as the greater of (1) the Prime Rate or (2) the Federal Funds Rate plus 0.5%, plus an additional margin of 3.5%. Accrued and unpaid interest is added to the principal of the notes on a quarterly basis and both notes were to mature on August 30, 2008. In conjunction with these notes, the Company issued an unsecured subordinated convertible note for $72,500. This note was compensation for the affiliate’s fund raising services in obtaining the two BKB LLC notes. As the fee was paid to a related party of the Company, it was expensed as financing costs in 2006 and is included in interest expense. The note payable to the affiliate had the same terms as the BKB LLC notes.

Interest incurred in 2007 and 2006 relating to these notes totaled $110,863 and $49,517, respectively. During 2007, the entire $1,522,500 of subordinated convertible notes plus accrued interest was converted to common stock as part of the Financing, except for accrued interest of $16,900 which was paid off as of September 21, 2007.

In January and February of 2007, the Company entered into unsecured subordinated note agreements totaling $2,000,000 with three lenders, bearing interest at the rate of 18% per annum, with final stated maturity dates in January and February 2008. Due to the lenders becoming shareholders of the Company, all of these notes were classified as related party notes. As further consideration for these notes, the Company issued warrants covering 1,654,217 shares of common stock, with an exercise price of $0.001 per share. The estimated fair value of the common stock warrants of $1,514,649 was credited to no par common stock and a corresponding debt discount for the same amount was recorded. During 2007, $1,875,000 of the subordinated notes plus accrued interest of $188,692 was repaid with common stock as part of the Financing. The remaining subordinated note agreement principal of $125,000 plus accrued interest was paid off as of August 1, 2007. During 2007, the Company recorded $780,991 of amortization of debt discount on the related party debt, and the remaining balance of $733,658 was recorded as a loss on early extinguishment of debt.

Note 11 - Stock-Based Compensation

The Company has a stock plan that permits the grant of stock options and restricted stock awards of up to 8,000,000 shares of the Company’s common stock to its officers, employees, directors and consultants. The plan provides for granting of options at the stock’s fair market value on the grant date. Generally, awards granted under the plan vest ratably over a period of five years and expire ten years from the grant date. As of December 31, 2007, share-based awards exercisable for up to 4,984,385 shares of common stock remain available for grant.

The Company has computed the fair value of options granted during 2007 and 2006 on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	2007	2006
Number of options granted	1,924,039	2,159,131
Weighted average exercise price of options granted	$0.94	$0.92
Volatility (1)	53 - 61%	53%
Risk free interest rate (2)	3.63 - 4.82%	4.76%
Expected term (years) (3)	6 - 6.25 years	6.1 years
Expected annual dividends	0%	0%
Forfeiture rate (4)	21.9%	0%

(1)	Expected volatility is based on an average of the volatilities of similar public entities.
(2)	The risk free rate for periods within the contractual term of the stock is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term for 2007 is calculated as the average between the vesting term and the contractual term pursuant to the SEC’s Staff Accounting Bulletin No. 107.
(4)	The Company assumes a forfeiture rate based on the weighted average calculations due to turnover in holders of options in its workforce.

The Company’s stock option activity and weighted-average exercise price per share for 2007 and 2006 are summarized in the following table:

	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,159,131	$0.92	-	$-
Granted (1)	1,924,039	$0.94	2,159,131	$0.92
Exercised	-	$-	-	$-
Canceled (1)	(1,357,555)	$0.92	-	$-
Outstanding at end of year	2,725,615	$0.94	2,159,131	$0.92
Exercisable at end of year	1,570,595	$0.92	278,463	$0.92

(1)	Includes 766,814 shares of performance-based options granted to the Company’s former Chief Executive Officer in 2006 and canceled in 2007.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Options Outstanding Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.85 - $0.88	270,000	9.94 years	$0.85	-	$0.85
$0.89 - $0.92	2,083,925	8.93 years	$0.92	1,570,595	$0.92
$0.93 - $0.99	350,000	9.87 years	$0.95	-	$0.95
$1.00 - $3.50	21,690	9.64 years	$3.50	-	$3.50
$0.85 - $3.50	2,725,615			1,570,595

The weighted-average grant date fair value of options granted during 2007 was $0.56 per share, or $1,073,778, compared to $0.51 per share and $715,570, respectively, in 2006. Compensation expense for stock options in 2007 and 2006 of $657,794 and $185,779, respectively, has been recognized in salaries, wages and other compensation.

The Company’s restricted stock award activity and weighted-average grant date fair value per share for 2007 and 2006 are summarized in the following table:

	2007		2006
	Shares	Weighted-Average Grant Date Price	Shares	Weighted-Average Grant Date Price
Nonvested at beginning of year	36,150	$0.92	-	$-
Granted	408,378	$2.85	36,150	$0.92
Vested	(154,528)	$1.67	-	$-
Canceled	-	$-	-	$-
Nonvested at end of year	290,000	$3.24	36,150	$0.92

In 2007, 18,378 shares were granted in the form of a restricted stock grant to the Company’s former non-executive Chairman, 300,000 shares were granted in the form of a restricted stock grant to the Company’s current executive Chairman, and 30,000 shares were granted to each of three newly-elected members of the Board of Directors. In 2006, 36,150 shares were granted in the form of a restricted stock grant to the Company’s former non-executive Chairman. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period. In 2007, stock compensation expense for these share-based awards was recognized, including $57,719 for restricted stock awards to the Company’s former non-executive Chairman, $250,000 for restricted stock awards to the Company’s current executive Chairman, and $62,500 for restricted stock awards to the Company’s current directors. At December 31, 2007, there was $827,500 of total unrecognized compensation cost related to non-vested restricted stock compensation arrangements, with expected costs to be recognized in 2008, 2009 and 2010 of $446,667, $263,333 and $117,500, respectively.

Note 12 – Commitments and Contingencies

Leases

The Company utilizes certain facilities and equipment under capital and operating lease agreements. The leases generally provide extension privileges. Rentals on leases amounted to $271,367 and $459,234 for 2007 and 2006, respectively. For equipment capitalized under capital leases totaling $55,102, the Company recorded depreciation expense of $11,020 in both 2007 and 2006.

Future minimum lease payments under capital and operating lease agreements at December 31, 2007 are as follows:

	Operating	Capital

2008	$256,469	$15,914
2009	34,847	12,672
2010	-	1,031

Total minimum lease payments	$291,316	29,617
Less amount representing interest		(9,378)
Present value of minimum lease payments		20,239
Less current portion		(14,011)
		$6,228

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. Except for the proceedings described below, the Company is not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to the Company, could have a material adverse effect on its business and operations.

Ridolfo Litigation

Michael Ridolfo, the former Director of National Accounts at Boo Koo, has filed suit against Boo Koo in North Carolina State Court, claiming a right to a stock grant of 0.2% of Old Boo Koo’s outstanding common stock if he met his annual sales goals, in each of his first three years of employment, for a total of 0.6% of Old Boo Koo’s outstanding shares. The Company intends to vigorously defend the action.

Holigan Litigation

On or about June 29, 2006, Holigan Racing, LP (“Holigan”) filed a petition against Old Boo Koo in the District Court of Dallas County, Texas, 68th Judicial District, styled Holigan Racing, LP v. Boo Koo Beverages, Inc., BK Subsidiary, Inc. and BK Beverages, LLC (the “Action”). Holigan contended that Old Boo Koo breached a Sponsorship Agreement entered into with Holigan on or about June 21, 2005. Holigan sought as damages the present value of all future unpaid sponsorship payments, the total of which was $4,625,000, plus attorneys’ fees and costs.

Although the Company admits no wrongdoing in connection with this Action, it decided to settle the Action on April 3, 2008 primarily because of concerns over the uncertainty surrounding pending resolution of this Action and the significant defense costs, which were running between $50,000 and $100,000 per month, and would have increased substantially once the case went to trial. To that end, the Company entered into a Settlement Agreement and General Release (“Settlement Agreement”) with Holigan and certain other third party defendants on April 3, 2008. See “Note 13 – Subsequent Event” below for further details of the settlement. The Settlement Agreement further provides for the mutual full and final release of any and all claims arising from the sponsorship agreement or any fact made the basis of the Action.

Note 13 – Subsequent Event

As discussed above under “Note 12 – Commitments and Contingencies,” on April 3, 2008, the Company agreed to settle its outstanding litigation with Holigan. The Company was a defendant in an alleged breach of a Sponsorship Agreement with Holigan. As the settlement was reached prior to issuing the Company’s 2007 Annual Report on Form 10-KSB, the litigation settlement charge of $1.8 million was accrued in 2007 operating expenses according to U.S. GAAP.

The Settlement Agreement provides, among other things, for the Company to make a one-time payment of $600,000, which was made on April 3, 2008, and to pay an additional $1,400,000, which is payable in eight quarterly payments of $175,000 beginning on June 30, 2008 and continuing through March 31, 2010. The quarterly payments, at Holigan’s election, may be made in cash or in a number of shares of the Company's common stock, par value $0.0001, equal to the quotient of $175,000 divided by $0.75, subject to certain anti-dilution adjustments (the "Conversion Price"). In connection with the settlement, the Company entered into a $1.4 million Senior Secured Convertible Promissory Note (the “Note”) with a Guarantee and Security Agreement. The Guarantee and Security Agreement essentially provides all assets of the Company as collateral on the Note, except for inventory, personal property covered by existing operating or capital leases, certain vehicles and a trademark, which are specifically excluded. The Note is payable pursuant to terms of the Settlement Agreement listed above. Additionally, the Company is required to make prepayments on the Note equal to 25% of the gross cash proceeds received from any Capital Transaction (as defined in the Note). The Note does not accrue interest, unless there is a default, at which time the remaining principal balance would accrue interest at 16% per annum.

Since the Note does not accrue interest, and is payable for longer than a reporting period, the Company is required to impute interest expense at an arm’s length inherent rate. Imputed interest of $215,804 was recorded at December 31, 2007, such that a net charge for the Holigan settlement of approximately $1.8 million was recorded to operating expenses in 2007. The imputed interest will be charged to interest expense over the term of the Note in 2008 to 2010.