Form 10-Q
period 2008-03-31
Boo Koo Holdings, Inc
filed 2008-05-08
CIK 1201259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________

Commission File Number: 000-50057

  BOO KOO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1082135
(State of incorporation)	(I.R.S. Employer ID Number)

4951 Airport Parkway, Suite 660, Addison, Texas 75001
(Address of principal executive offices)

(972) 818-3862
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2008, there were 34,572,380 shares of the registrant’s common stock issued and outstanding.

BOO KOO HOLDINGS, INC.
Form 10-Q
for the Quarterly Period Ended March 31, 2008

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).

Boo Koo Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
As of March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$1,755,565	$4,022,641
Accounts receivable, net (Note 2)	152,799	219,640
Inventories, net (Note 3)	1,016,524	1,308,384
Prepaid expenses and other	239,375	309,347
Total current assets	3,164,263	5,860,012

Property and equipment, net (Note 4)	400,913	448,477
Other assets, net	750	750

Total assets	$3,565,926	$6,309,239

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$403,731	$473,088
Accrued expenses	1,038,377	1,286,188
Current portion of accrued litigation settlement	1,012,077	1,012,077
Current portion of long-term debt	47,076	64,866
Current portion of capital lease obligations	13,880	14,011
Total current liabilities	2,515,141	2,850,230

Long-term debt, less current portion	11,095	26,532
Accrued litigation settlement, less current portion	772,119	772,119
Capital lease obligations, less current portion	3,025	6,228
Total liabilities	3,301,380	3,655,109

Stockholders' equity:
Common stock, 150,000,000 authorized, $.0001 par value, 34,572,380 issued and outstanding at March 31, 2008 and December 31, 2007 (Note 5)	3,457	3,457
Additional paid-in capital	25,533,938	25,423,856
Accumulated deficit	(25,272,849)	(22,773,183)
Total stockholders' equity	264,546	2,654,130

Total liabilities and stockholders' equity	$3,565,926	$6,309,239

See notes to consolidated financial statements.

Boo Koo Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007

Net sales	$501,557	$2,364,671
Cost of sales	494,206	1,288,676

Gross profit	7,351	1,075,995

Operating expenses:
Salaries, wages and other compensation	957,088	850,389
Advertising, marketing and promotions	550,533	322,107
Travel and entertainment	135,845	82,677
General and administrative	850,335	510,661
Depreciation and amortization	36,621	97,792

Total operating expenses	2,530,422	1,863,626

Loss from operations	(2,523,071)	(787,631)

Other (income) and expense:
Interest (income) expense, net	(23,405)	137,782
Amortization of debt discount (Note 6)	-	276,108

Loss before income taxes	(2,499,666)	(1,201,521)

Income tax expense (Note 7)	-	-

Net loss	$(2,499,666)	$(1,201,521)

Basic and diluted net loss per share (Note 5)	$(0.07)	$(0.06)

Weighted average number of shares (Note 5)	34,572,380	18,776,039

See notes to consolidated financial statements.

 Boo Koo Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
Cash flow from operating activities:
Net loss	$(2,499,666)	$(1,201,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,621	97,792
Gain on disposal of property and equipment	(3,728)	-
Amortization of debt discount	-	276,108
Related party note interest added to principal	-	74,416
Stock-based compensation	154,840	82,232
Other	(44,758)	-
Changes in operating assets and liabilities:
Accounts receivable	66,842	369,839
Inventories	291,860	223,613
Prepaid expenses and other	69,972	8,090
Other assets	-	(58,594)
Accounts payable	(69,357)	133,340
Accrued expenses	(247,811)	(321,007)

Net cash used in operating activities	(2,245,185)	(315,692)

Cash flow from investing activities:
Purchase of property and equipment	(4,329)	-
Net proceeds from sales of property and equipment	19,000	-

Net cash provided by investing activities	14,671	-

Cash flow from financing activities:
Principal payments on long-term borrowings	(33,227)	(92,555)
Net borrowings (payments) on revolving line of credit	-	(1,448,068)
Proceeds from borrowings from related parties	-	2,000,000
Payments on capital lease obligations	(3,335)	(23,898)
Proceeds from exercise of stock warrants	-	5,439

Net cash (used in) provided by financing activities	(36,562)	440,918

Net (decrease) increase in cash and cash equivalents	(2,267,076)	125,226
Cash and cash equivalents, beginning of year	4,022,641	79,523
Cash and cash equivalents, end of the period	$1,755,565	$204,749

See notes to consolidated financial statements.

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Nature of Operations - The Company develops, produces, markets and distributes alternative beverage category energy drinks under the Boo Koo® brand name. We currently sell and distribute our products throughout parts of the United States and Canada through our network of regional bottlers and other direct store delivery distributors, including independent Coca-Cola, Cadbury Schweppes, beer and other wholesale distributors. Boo Koo® products are sold primarily to mainstream convenience and grocery store chains, drug stores, gas stations and other mainstream and discount consumer stores. We also produce GazzuTM brand energy drinks exclusively for Circle K.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of our financial position as of March 31, 2008, and results of operations and cash flows for the three months ended March 31, 2008 and 2007, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be achieved for the full year.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2007, which are contained in the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2008.

Going Concern - The Company has had net losses of $2.5 million, $11.1 million and $6.9 million for the three months ended March 31, 2008, and the years ended December 31, 2007 and 2006, respectively, negative cash flow from operating activities of $2.2 million, $3.8 million and $7.3 million for the three months ended March 31, 2008, and the years ended December 31, 2007 and 2006, respectively, and an accumulated deficit of approximately $25.3 million as of March 31, 2008. The Company expects to incur additional operating losses, as well as negative cash flows from operations, for the foreseeable future, as it continues to expand its marketing and distribution efforts with respect to its products and to continue its research and development of additional products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

If the Company is not able to raise the necessary financing, the Company may be forced to curtail its operations and such curtailment may have a material adverse impact on its future financial position and results of operations.

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

Merger Transaction - On August 1, 2007, in conjunction with a private placement, the Company completed a reverse merger transaction (the “Merger”) with Captech Financial Group ("Captech"), a publicly traded company, which then changed its name to Boo Koo Holdings, Inc. and trades under the symbol OTCBB: BOKO. The Merger has been accounted for as a reverse merger acquisition in accordance with U.S. GAAP. Since Captech was a shell company at the time of the Merger, there was no step up in basis of Captech assets and therefore no goodwill recognized. In addition, we entered into and closed on a Securities Purchase Agreement among the Company and the purchasers named therein, pursuant to which we sold an aggregate of 9,442,109 shares of our common stock at a price of $1.20 per share for gross proceeds of approximately $11.3 million (the “Financing”). In connection with the Financing and the Merger, we incurred expenses which included, without limitation, commissions to the placement agents, legal and accounting fees, shell acquisition costs, and other miscellaneous expenses, of approximately $2.0 million, of which $0.4 million was charged to stockholders’ equity. We utilized the net proceeds from the offering for working capital and general corporate purposes, as well as to pay down debt. In connection with the Financing, we issued warrants to purchase an aggregate of 377,731 shares of our common stock at an exercise price of $1.32 per share to the placement agents.

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Major Customers - The Company operates in one industry segment, with operations solely in the United States. The Company has a broad range of independent beverage distributors as customers, some of which individually account for more than 10% of gross sales in the reporting periods. Three customers with greater than 10% of our gross sales represented approximately 70% of the Company’s gross sales during the three months ending March 31, 2008, and two customers represented 37% of the Company’s gross sales during the three months ending March 31, 2007.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework and hierarchy for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis, which did not have a material impact on the Company’s consolidated financial statements. The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. All other financial instruments have been deemed to not be material. For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and have not yet determined how the adoption of SFAS 157 will impact its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value shall generally be made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. The provisions of SFAS 159 are effective for us in this fiscal year beginning on January 1, 2008, and the adoption of SFAS 159 had no effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company currently has no minority interests and therefore expects the adoption of SFAS 160 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company currently has no derivative instruments or hedging activities and therefore expects the adoption of SFAS 161 will not have a material impact on its consolidated financial statements.

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

Accounts receivable consists of the following at:

	March 31,	December 31,
	2008	2007

Accounts receivable - trade	$175,639	$242,480
Allowance for doubtful accounts	(22,840)	(22,840)

	$152,799	$219,640

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 3 - Inventories

Inventories, which largely consist of beverages and raw materials, are stated at the lower of average cost or market and include adjustments for estimated obsolescence.

Inventories consist of the following at:

	March 31,	December 31,
	2008	2007

Finished goods	$832,039	$1,112,776
Raw materials	217,953	262,157
	1,049,992	1,374,933
Reserve for obsolescence	(33,468)	(66,549)

	$1,016,524	$1,308,384

Note 4 - Property and Equipment

Property and equipment consists of the following at:

	March 31,	December 31,
	2008	2007

Vehicles	$353,892	$404,931
Office equipment	396,813	392,484
Leasehold improvements	17,347	17,347
	768,052	814,762
Less accumulated depreciation	(367,139)	(366,285)

	$400,913	$448,477

Note 5 - Earnings Per Share

SFAS No. 128, Earnings Per Share requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. In conjunction with the Merger discussed in Note 1, there was a 7.23-for-1 stock split of our common stock. All references to the number of shares and per share amounts have been adjusted to reflect the stock splits for all periods presented. For the three months ended March 31, 2008, warrants outstanding totaling 1,462,231 shares, options outstanding totaling 2,694,160 shares and restricted shares of 290,000 were excluded from the fully diluted earnings per share calculations, as their effect would have been antidilutive. For the three months ended March 31, 2007, warrants outstanding totaling 1,654,217 shares, options outstanding totaling 3,390,870 shares and restricted shares of 54,528 were excluded from the fully diluted earnings per share calculations, as their effect would have been antidilutive.

The weighted average number of shares outstanding for the three-month period ended March 31, 2008 was 34,572,380. The weighted average number of shares outstanding for the three-month period ended March 31, 2007 was 18,776,039.

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 6 - Related Party Transactions

In January and February of 2007, the Company entered into unsecured subordinated note agreements totaling $2,000,000 with three lenders, bearing interest at the rate of 18% per annum, with final stated maturity dates in January and February 2008. Because the lenders became stockholders of the Company, all of these notes were classified as related party notes. As further consideration for these notes, the Company issued warrants covering 1,654,217 shares of common stock, with an exercise price of $0.001 per share. The estimated fair value of the common stock warrants of $1,514,649 was credited to no par common stock and a corresponding debt discount for the same amount was recorded. For the three months ended March 31, 2007, the Company recorded $276,108 of amortization of debt discount on the related party debt.

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

Note 8 - Revolving Line of Credit

The Company had a credit agreement (the “Credit Agreement”) with a finance company that provided it a revolving line of credit commitment of $2,500,000. Borrowings against the line of credit, subject to availability on the borrowing base, as defined, bore interest as elected by the Company, at either (1) the base rate (defined as the Prime Rate as published in the Wall Street Journal) plus 3.5%, or (2) LIBOR plus 6.5%. The Company was required to pay a commitment fee of 0.5% per annum on the unused portion of the revolving line to the finance company.

Balances outstanding under the Credit Agreement were collateralized by substantially all assets of the Company. On December 4, 2007, the Company and the lender agreed to terminate the credit agreement. The Company had no borrowings outstanding under the Credit Agreement at any time following the Financing that closed on August 1, 2007. Interest on borrowings from the line of credit were paid monthly and amounted to $30,433 in the three months ending March 31, 2007.

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 9 - Stock-Based Compensation

The Company has a stock plan that permits the grant of stock options and restricted stock awards of up to 8,000,000 shares of the Company’s common stock to its officers, employees, directors and consultants. The plan provides for granting of options at the stock’s fair market value on the grant date. Generally, awards granted under the plan vest ratably over a period of five years and expire ten years from the grant date. As of March 31, 2008, share-based awards exercisable for up to 5,015,840 shares of common stock remain available for grant.

The Company has computed the fair value of options granted during the three months ended March 31, 2008 on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

Expected dividend yield	0%
Expected volatility rates	61%
Risk-free interest rates	2.67%
Expected life of options (in years)	6

Our stock option activity and weighted-average exercise price per share for the three months ended March 31, 2008 are summarized in the following table:

Options	Number of Shares	Weighted- average Exercise Price Per Share
Outstanding at January 1, 2008	2,725,615	$0.94
Granted	30,000	$0.23
Exercised	-	-
Cancelled	(61,455)	$0.92
Outstanding at March 31, 2008	2,694,160	$0.93

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 was $0.13 per share. Compensation expense for the Company’s stock options has been recognized in salaries, wages and other compensation for the three-month period ended March 31, 2008 totaling $34,840. For the three-month period ended March 31, 2007, compensation expense of $57,230 was recognized.

For the three months ended March 31, 2008, no restricted stock awards were granted. For the three months ended March 31, 2007, 18,378 shares were granted in the form of a restricted stock grant to the Company’s former non-executive Chairman. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period. Compensation expense for the Company’s restricted stock awards has been recognized in salaries, wages and other compensation for the three-month period ended March 31, 2008 totaling $120,000. For the three-month period ended March 31, 2007, compensation expense of $25,002 was recognized.

Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 10 - Subsequent Event

On April 3, 2008, we agreed to settle our outstanding litigation with Holigan Racing L.P. (“Holigan”). We were a defendant in an alleged breach of a sponsorship agreement with Holigan in which Holigan sought damages totaling $4,625,000, plus attorneys’ fees and costs. Although we admit no wrongdoing in connection with this litigation, we decided to settle the litigation on April 3, 2008 and entered into an agreement to settle these claims (“Settlement Agreement”) primarily because of concerns over the uncertainty created by this litigation and the significant defense costs, which were running between $50,000 and $100,000 per month, and would have increased substantially once the case went to trial. As the settlement was reached prior to issuing our 2007 Annual Report on Form 10-KSB for the year ended December 31, 2007, the litigation settlement charge of $1.8 million was accrued in our 2007 operating expenses according to U.S. GAAP.

The Settlement Agreement provides, among other things, for us to make a one-time payment of $600,000, which we did on April 3, 2008, and to pay an additional $1,400,000, which is payable in eight quarterly payments of $175,000 beginning on June 30, 2008 and continuing through March 31, 2010. Such payments, at Holigan’s election, may be made in cash or in a number of shares of the Company's common stock, par value $0.0001, equal to the quotient of $175,000 divided by $0.75, subject to certain anti-dilution adjustments. In connection with the settlement, we entered into a $1.4 million Senior Secured Convertible Promissory Note (the “Note”) with a Guarantee and Security Agreement. The Note is payable pursuant to terms listed above. Additionally, we are required to make prepayments on the Note equal to 25% of the gross cash proceeds received from any Capital Transaction (as defined in the Note). The Note does not accrue interest, unless there is a default, at which time the remaining principal balance would accrue interest at 16% per annum.

Since the Note does not accrue interest, and is payable for longer than a reporting period, we are required to impute interest expense at an arm’s length inherent rate. We imputed interest of $215,804 on December 31, 2007, so rather than record a charge to earnings of $2.0 million for the full amount payable under the Settlement Agreement; we took a charge in 2007 of just under $1.8 million. The imputed interest will be charged to earnings over the term of the Note in 2008 to 2010, commencing April 3, 2008.

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

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Any statements contained herein (including, but not limited to, statements to the effect that the Company or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended December 31, 2007 in our annual report on Form 10-KSB filed on April 15, 2008. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•
our ability to effectively manage our business in light of incurring net losses in the past and the expectation that we will continue to incur net losses in the near future. As a result of our continued losses, our independent auditors have included an explanatory paragraph in our financial statements for the fiscal years ended December 31, 2007 and 2006, expressing doubt as to our ability to continue as a going concern;

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

•	the difficulty in predicting the timing and amount of our sales to our distributors;
•	the ability of our third-party bottlers and contract packers to produce and package our products, and our ability to mitigate any disruptions or delays;
•	changes in consumer confidence resulting from product quality, or if we encounter any product recalls;
•	our ability to attract and retain our key executive personnel to successfully execute our operating plans;
•	the effectiveness of forecasting our revenues and expenses, to adequately adjust our spending in a timely manner to compensate for unexpected revenue shortfalls;
•	our ability to compete effectively through the protection of our intellectual property, including our trademarks, copyrights and trade secrets; and
•	other factors as set forth in "Item 1. Risk Factors" of our Annual Report on Form 10-KSB filed on April 15, 2008.

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

Beginning in the last several months of 2007, many of our distributors terminated their relationships with us or reduced the amount of product they are purchasing from us, which has resulted in a significant decline in revenue. In addition, we have a history of significant and continuing operating losses and expect to incur additional operating losses as well as negative cash flow from operations for the foreseeable future as we try to build our business. We will need to raise additional funds to continue our business in 2008, which may not be available or if available may not be on terms favorable to us. Furthermore, our independent registered public accounting firm included a going concern explanatory paragraph in their opinion on our financial statements, expressing doubt as to our ability to continue as a going concern, which will make it more difficult to secure additional financing or enter into strategic relationships. If we cannot raise additional funding and if our revenues do not increase significantly, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may be forced to significantly reduce operations, or cease operations, and the value of your investment could become worthless.

Results of Operations

The following table sets forth key statistics for the three months ended March 31, 2008 and 2007, respectively. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Three Months Ended March 31,		Percentage Change
	2008	2007	08 vs. 07
Gross sales, net of discounts & returns*	$582,508	$2,601,632	-77.6%
Less: Promotional and other allowances**	(80,951)	(236,961)	-65.8%
Net sales	501,557	2,364,671	-78.8%
Cost of sales	494,206	1,288,676	-61.7%
Gross profit	7,351	1,075,995	-99.3%

Gross margin as a percentage of gross sales	1.3%	41.4%

Operating expenses	2,530,422	1,863,626	35.8%
Operating loss	(2,523,071)	(787,631)	-220.3%

Operating loss as a percentage of net sales	-503.0%	-33.3%

Interest (income) expense, net	(23,405)	137,782	-117.0%
Amortization of debt discount	-	276,108	-100.0%
Loss before income taxes	(2,499,666)	(1,201,521)	-108.0%
Income tax expense	-	-
Net loss	$(2,499,666)	$(1,201,521)	-108.0%

Net loss as a percentage of net sales	-498.4%	-50.8%

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and should not be used alone as an indicator of operating performance in place of net sales. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Gross sales for the three months ended March 31, 2008 includes SFAS 123R income of $44,758 from the change in the fair value of warrants issued to a customer in the second quarter of 2007. Gross sales for the three months ended March 31, 2007 includes a non-cash charge for a sales allowance to a certain retailer of $89,383. Gross sales may not be realized in the form of cash receipts, as promotional and other allowances may be deducted from payments received by some customers.

** Promotional and other allowances are utilized for distribution support and indirect advertising by our customers. In certain instances, a portion of the promotional allowances payable to customers is based on sales levels and net prices earned by customers and as such entails an estimate by management. If the level of sales or net selling price differs from such estimates, the promotional allowances could, to the extent based on estimates, require adjustments. Although the expenditures in this allowance are determined in accordance with U.S. GAAP, the disclosure thereof does not conform to U.S. GAAP presentation requirements. Promotional and other allowances represents a material portion of the Company’s marketing activities. The Company also reimburses certain customers for direct marketing costs, which are recorded as an operating expense.

Three months ended March 31, 2008 and 2007

Gross Sales - For the three months ended March 31, 2008, gross sales were $582,508, which is 77.6% lower than gross sales of $2,601,632 for the three months ended March 31, 2007. The first quarter of 2008 was negatively impacted by the continuing loss of key distributors, such as Swire Coca-Cola, which generated no sales in the first quarter of 2008 compared with approximately $650,000 or 25% of gross sales for the first quarter of 2007. Furthermore, there were over 30 distributors who ordered product in the first quarter of 2007, who did not order product in the first quarter of 2008. While some of these thirty distributors remain customers, most no longer carry Boo Koo as part of their energy drink portfolio. Many of the lost distributors are independent Coca-Cola distributors who have dropped Boo Koo over the last six months due to absorbing additional Coca-Cola North America products such as Vitamin Water, Fuze and NOS.

Gross Profit - Gross profit for the three months ended March 31, 2008 was $7,351 compared to our prior year’s quarterly figure of $1,075,995. The lower gross profit was due to 35% of our first quarter sales being at ‘close-out’ prices as we transition out of old Boo Koo energy drink cans, as well as clearance of Wet VitaminsTM product. Rather than destroying aging product, we sold over $192,000 at or below cost during the first quarter of 2008. In 2007, less than 2% of our first quarter sales, or $45,497, were at close out prices. Additionally, our Circle K private label - GazzuTM - represented gross sales of $176,400 in the first quarter of 2008. While this product line has created incremental revenue for Boo Koo since its launch in July 2007, it has a lower margin than our regular Boo Koo energy drink line. Our gross profit results will continue to be impacted in the upcoming quarters of 2008 as we close-out remaining inventories of the old Boo Koo can design. Under a contemplated return of approximately $400,000 from a major customer of additional inventory with the old Boo Koo can design, which we are not obligated to accept, our sales and gross profit would be negatively impacted further.

Operating Expenses - Our operating expenses increased to $2,530,422 in the first quarter of 2008, from $1,863,624 for the quarter ended March 31, 2007, or a 35.8% increase. While some of the increase is due to the fact that we were a pubic company for the first quarter of 2008 and a private company for the first quarter of 2007, most of the increase is due to higher legal costs pertaining to the Holigan litigation (see Subsequent Event below), as well as incremental marketing expenditures over and above 2007 first quarter levels, of close to $230,000, for a first quarter 2008 marketing awareness campaign in the Southeast part of United States. Additionally, our salary, wages and other compensation expense for the first quarter of 2008 was higher by $106,699, increasing to $957,088 in 2008 from $850,389 in 2007, although most of increase was a non-cash charge to earnings pertaining to higher stock-based compensation of $72,607.

Other Income and Expense - For the quarter ended March 31, 2008, we earned net interest income of $23,405 compared to net interest expense of $137,783 and amortization of debt discount of $276,108 for the quarter ended March 31, 2007. This is direct result of our August and September 2007 equity raises which allowed us to payoff existing debt.

Net Loss - The net loss for the three months ended March 31, 2008 was $2.5 million, which represents an increase of $1.3 million, or 108%, over the three months ended March 31, 2007 net loss figure of $1.2 million. The significant increase in net loss is attributable to lower gross sales and gross profit on declining sales volume and higher operating expenditures.

Subsequent Event

On April 3, 2008, we agreed to settle our outstanding litigation with Holigan Racing L.P. (“Holigan”). We were a defendant in an alleged breach of a sponsorship agreement with Holigan in which Holigan sought damages totaling $4,625,000, plus attorneys’ fees and costs. Although we admit no wrongdoing in connection with this litigation, we decided to settle the litigation on April 3, 2008 and entered into an agreement to settle these claims (“Settlement Agreement”) primarily because of concerns over the uncertainty created by this litigation and the significant defense costs, which were running between $50,000 and $100,000 per month, and would have increased substantially once the case went to trial. As the settlement was reached prior to issuing our 2007 Annual Report on Form 10-KSB for the year ended December 31, 2007, the litigation settlement charge of $1.8 million was accrued in our 2007 operating expenses according to U.S. GAAP.

The Settlement Agreement provides, among other things, for us to make a one-time payment of $600,000, which we did on April 3, 2008, and to pay an additional $1,400,000, which is payable in eight quarterly payments of $175,000 beginning on June 30, 2008 and continuing through March 31, 2010. Such payments, at Holigan’s election, may be made in cash or in a number of shares of the Company's common stock, par value $0.0001, equal to the quotient of $175,000 divided by $0.75, subject to certain anti-dilution adjustments. In connection with the settlement, we entered into a $1.4 million Senior Secured Convertible Promissory Note (the “Note”) with a Guarantee and Security Agreement. The Note is payable pursuant to terms listed above. Additionally, we are required to make prepayments on the Note equal to 25% of the gross cash proceeds received from any Capital Transaction (as defined in the Note). The Note does not accrue interest, unless there is a default, at which time the remaining principal balance would accrue interest at 16% per annum.

Since the Note does not accrue interest, and is payable for longer than a reporting period, we are required to impute interest expense at an arm’s length inherent rate. We imputed interest of $215,804 on December 31, 2007, so rather than record a charge to earnings of $2.0 million for the full amount payable under the Settlement Agreement; we took a charge in 2007 of just under $1.8 million. The imputed interest will be charged to earnings over the term of the Note in 2008 to 2010, commencing April 3, 2008. Please see “Holigan Litigation” under “Part II. Item 1. Legal Proceedings” for additional details.

Liquidity and Capital Resources

Our cash balances decreased to $1.8 million on March 31, 2008 from $4.0 million at the end of fiscal 2007. The decrease of $2.2 million was due to our net loss for the quarter, which is primarily a result of a significant reduction in our customer base. Since the inception of our business in 2002, we have incurred significant operating losses. We incurred net losses of $2.5 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we had an accumulated deficit of $25.3 million.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $2.2 million during the three months ended March 31, 2008 compared to $315,692 for the three months ended March 31, 2007, which amounted to over a 600% decrease. The increase of cash outflows was primarily the result of lower sales, increased marketing efforts and higher legal costs. The 2008 three-month net loss of $2.5 million included non-cash charges of $142,975, resulting in an operating cash loss (before changes in working capital) of $2.4 million. For the three months ended March 31, 2007 the net loss of $1.2 million included non-cash charges of $530,548, for an operating cash loss of $670,973.

Cash Flow from Investing Activities

For the quarter ended March 31, 2008, net investment proceeds of $14,671 were generated primarily from the sale of under-utilized property and equipment. There was no investment activity for the quarter ended March 31, 2007.

Cash Flow from Financing Activities

There was net cash used by financing activities of $36,562 during the three months ended March 31, 2008 compared to $440,918 of net cash provided in the three months ended March 31, 2007. Due to the private placement of $11.3 million of equity in the third quarter of 2007, there were no capital fundings required during the first quarter of 2008. In the first quarter of 2007, we raised $2.0 million from three related-party lenders in the form of unsecured subordinated notes, at an interest rate of 18%. These notes contained warrant coverage, which resulted in a debt discount of $1.5 million. Approximately $1.9 million of these notes were subsequently converted to equity in the private placement in the third quarter of 2007. The proceeds from the private placement were used to pay off our debt and to provide working capital funds, as we more actively managed our working capital.

Debt

Other than some small operating and capital leases outstanding on March 31, 2008 and December 31, 2007, our only debt was the Note which was entered into pursuant to the Holigan settlement. See “Subsequent Event” section above for further details.

Cash Available to Fund Operations

In order to sustain our operations for the next twelve months, as well as make the required quarterly payments of $175,000 pursuant to the Holigan settlement we will need to raise additional equity or debt in order to fund our continuing cash needs. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel, and the timing of our receipt of revenues. Due to challenging credit and equity markets and our operational performance, there can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us. If additional financing is raised by the issuance of common stock, we will have additional dilution, and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business.

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

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal financial officer and principal executive officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal financial officer and principal executive officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report given that for the year ended December 31, 2007 our management's assessment of our internal control over financial reporting was not performed in accordance with the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

While our management assessed its internal control over financial reporting and entity-level controls based upon our risk assessment which identified our financial reporting risk areas, our management did not follow or document its findings in accordance with the COSO framework. We became a public company during the third quarter of 2007 through a reverse merger with a public shell company and began the process of improving our internal control over financial reporting as a public company. During the third and fourth quarter of 2007, we created and implemented new controls and procedures over certain identified financial reporting risks to be consistent with our new public company status. However, due to time and staff constraints, we were unable to complete the level of documentation and testing required by the COSO framework. While the SEC does not have specific rules stating how smaller public companies should document and test their controls, we believe that our principal executive officer and principal financial officer cannot conclude that our internal control over financial reporting is effective because we did not complete the level of documentation and testing required by the COSO framework.

Notwithstanding the foregoing, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Under Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index hereto, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BOO KOO HOLDINGS, INC.

By:	/s/ Stephen C. Ruffini
Name: Stephen C. Ruffini
Title: Chief Financial Officer

Date: May 8, 2008

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated November 16, 2007 by and between Boo Koo Holdings, Inc., a Florida corporation ("Boo Koo Florida"), and BKHI Acquisition Corp. ("Boo Koo Delaware") and a wholly-owned subsidiary of Boo Koo Florida.*

3.1	Amended and Restated Certificate of Incorporation of Boo-Koo Holdings, Inc., filed with the Secretary of State of Delaware on December 20, 2007.*

3.2	By-laws of Boo Koo Holdings, Inc.*

10.1	Boo Koo Beverages, Inc. 2006 Stock Incentive Plan, as amended.**

10.2	Second Amended and Restated Employment Agreement between Boo Koo Beverages, Inc. and Daniel Lee dated as of January 31, 2007.**

10.3	Amended and Restated Employment Agreement between Boo Koo Beverages, Inc. and Stephen Ruffini dated as of January 31, 2007.**

10.4	Stock Purchase Agreement dated June 21, 2007 among Captech Financial Group, Inc., Boo Koo Beverages, Inc. and John Raby.**

10.5	Securities Purchase Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors listed on the signature page thereto.**

10.6	Registration Rights Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors on the signature page thereto.**

10.7	Registration Rights Agreement, dated as of July 5, 2006, by and among Boo Koo Beverages, Inc., BK Beverages, LLC and the investors signatory thereto.**

10.8
Lease, dated April 8, 2004, between Boo Koo Beverages, Inc. (f/k/a The Love Factor, Inc.) and Kennington No. 1 Partnership d/b/a Kennington Properties, as modified by the Modification and Ratification of Lease, dated August 5, 2004, as modified by the Modification and Ratification of Lease, dated July 11, 2005, as renewed by the Renewal of Lease, dated April 10, 2006.**

10.9	Amended and Restated Credit Agreement dated as of July 5, 2006 by and among Boo Koo Beverages, Inc., ORIX Venture Finance LLC and ORIX Finance Corp.**

10.10	Separation Agreement and Mutual Release dated November 5, 2007 by and between Boo Koo Beverages, Inc. and Daniel Y. Lee.***

10.11	Employment Agreement dated November 1, 2007 by and between Boo Koo Beverages, Inc. and Steven B. Solomon.***

10.12	Termination Agreement dated December 4, 2007 by and among ORIX Venture Finance LLC, Boo Koo Beverages, Inc. and ORIX Finance Corp.****

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

10.16	Promissory Note dated April 3, 2008 in favor of Holigan Racing LP executed by Boo Koo Holdings, Inc.*****

10.17	Guarantee and Security Agreement dated April 3, 2008 by and between Holigan Racing L.P. and Boo Koo Beverages, Inc.*****

10.18	Registration Rights Agreement dated April 3, 2008 by and between Holigan Racing L.P. and Boo Koo Holdings, Inc.*****

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.******

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.******

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.******

* Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

** Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.

*** Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

**** Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007.

***** Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

****** Filed herewith.