Form 10-Q
period 2008-06-30
Boo Koo Holdings, Inc
filed 2008-08-14
CIK 1201259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

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

As of August 11, 2008, there were 55,106,380 shares of the registrant’s common stock issued and outstanding, including 15,848,000 shares of restricted stock which are subject to forfeiture.

BOO KOO HOLDINGS, INC.
Form 10-Q
for the Quarterly Period Ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Boo Koo Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
As of June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$136,473	$4,022,641
Accounts receivable, net (Note 2)	380,934	219,640
Inventories, net (Note 3)	714,203	1,308,384
Prepaid expenses and other	224,451	309,347
Total current assets	1,456,061	5,860,012

Property and equipment, net (Note 4)	354,004	448,477
Other assets, net	42,762	750
Total assets	$1,852,827	$6,309,239

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$592,754	$473,088
Accrued expenses	1,185,889	1,286,188
Current portion of litigation settlement obligation (Note 8)	1,049,700	1,012,077
Current portion of long-term debt	30,768	64,866
15% subordinated promissory notes (Note 6)	615,000	-
Debt discount – stock warrants (Note 6)	(423,076)	-
Current portion of capital lease obligations	13,460	14,011
Total current liabilities	3,064,495	2,850,230

Long-term debt, less current portion	3,542	26,532
Litigation settlement obligation, less current portion (Note 8)	-	772,119
Capital lease obligations, less current portion	-	6,228
Total liabilities	3,068,037	3,655,109

Stockholders' equity (deficit):
Common stock, 150,000,000 authorized, $.0001 par value, 55,056,380 and 34,572,380 shares issued and outstanding at June 30, 2008 and
December 31, 2007, respectively (Note 5)	5,506	3,457
Additional paid-in capital	27,527,935	25,423,856
Accumulated deficit	(28,748,651)	(22,773,183)
Total stockholders' equity (deficit)	(1,215,210)	2,654,130

Total liabilities and stockholders' equity (deficit)	$1,852,827	$6,309,239

See notes to consolidated financial statements.

Boo Koo Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$753,302	$3,351,328	$1,254,859	$5,715,999
Cost of sales	1,248,536	2,183,135	1,742,742	3,471,811

Gross profit	(495,234)	1,168,193	(487,883)	2,244,188

Operating expenses:
Salaries, wages and other compensation	2,035,628	794,554	2,992,716	1,644,943
Advertising, marketing and promotions	222,187	320,150	772,720	642,256
Travel and entertainment	49,396	129,622	185,241	212,299
General and administrative	607,249	566,196	1,457,584	1,076,857
Depreciation and amortization	35,630	89,713	72,251	187,505

Total operating expenses	2,950,090	1,900,235	5,480,512	3,763,860

Loss from operations	(3,445,324)	(732,042)	(5,968,395)	(1,519,672)

Other (income) and expense:
Interest (income) expense, net	(19,830)	161,489	(43,235)	299,271
Amortization of debt discount (Note 6 and 8)	50,308	378,662	50,308	654,770

Loss before income taxes	(3,475,802)	(1,272,193)	(5,975,468)	(2,473,713)

Income tax expense (Note 7)	-	-	-	-

Net loss	$(3,475,802)	$(1,272,193)	$(5,975,468)	$(2,473,713)

Basic and diluted net loss per share (Note 5)	$(0.08)	$(0.06)	$(0.15)	$(0.13)

Weighted average number of shares (Note 5)	43,554,490	21,077,419	39,208,435	19,759,295

See notes to consolidated financial statements.

Boo Koo Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
Cash flow from operating activities:
Net loss	$(5,975,468)	$(2,473,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,251	187,505
Gain on disposal of property and equipment	(6,911)	-
Amortization of debt discount	50,308	654,770
Related party note interest added to principal	-	116,497
Stock-based compensation	1,718,005	158,787
Other	(44,758)	94,875
Changes in operating assets and liabilities:
Accounts receivable	11,629	244,972
Inventories	594,182	955,657
Prepaid expenses and other	84,896	46,524
Other assets	(43,050)	(197,506)
Accounts payable	119,666	(8,532)
Payments on litigation settlement obligation (Note 8)	(775,000)	-
Accrued expenses	(273,222)	(60,864)

Net cash used in operating activities	(4,467,472)	(281,028)

Cash flow from investing activities:
Purchase of property and equipment	(4,329)	(4,774)
Net proceeds from sales of property and equipment	34,500	-

Net cash provided by (used in) investing activities	30,171	(4,774)

Cash flow from financing activities:
Proceeds from 15% subordinated promissory notes	615,000	-
Principal payments on long-term borrowings	(57,088)	(114,677)
Net borrowings (payments) on revolving line of credit	-	(1,339,115)
Proceeds from borrowings from related parties	-	2,000,000
Payments on capital lease obligations	(6,779)	(20,886)
Proceeds from exercise of stock warrants	-	5,581

Net cash provided by financing activities	551,133	530,903

Net (decrease) increase in cash and cash equivalents	(3,886,168)	245,101
Cash and cash equivalents, beginning of year	4,022,641	79,523
Cash and cash equivalents, end of the period	$136,473	$324,624

See notes to consolidated financial statements.

 Boo Koo Holdings, Inc.
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Nature of Operations– The Company develops, produces, markets and distributes alternative beverage category energy drinks under the Boo Koo® brand name. We currently sell and distribute our products throughout parts of the United States and Canada through our network of regional bottlers and other direct store delivery distributors, including independent Coca-Cola, Cadbury Schweppes, beer and other wholesale distributors. Boo Koo® products are sold primarily to mainstream convenience and grocery store chains, drug stores, gas stations and other mainstream and discount consumer stores. We also produce Gazzu® brand energy drinks exclusively for Circle K.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of our financial position as of June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be achieved for the full year.

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

Going Concern - The Company had net losses of $6.0 million, $11.1 million and $6.9 million for the six months ended June 30, 2008, and the years ended December 31, 2007 and 2006, respectively, negative cash flow from operating activities of $4.5 million, $3.8 million and $7.3 million for the six months ended June 30, 2008, and the years ended December 31, 2007 and 2006, respectively, and an accumulated deficit of approximately $28.7 million as of June 30, 2008. The Company expects to incur additional operating losses, as well as negative cash flows from operations, for the foreseeable future, as it continues to expand its marketing and distribution efforts with respect to its products and to continue its development and distribution of additional products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The continuance of the Company as a going concern is dependent on its ability to increase revenues and to obtain additional financing from outside sources. If the Company is not able to raise the necessary financing, the Company may be forced to curtail or cease its operations and such events may have a material adverse impact on its future financial position and results of operations.

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

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Merger Transaction - On August 1, 2007, in conjunction with a private placement, the Company completed a reverse merger transaction (the “Merger”) with Captech Financial Group ("Captech"), a publicly traded company, which then changed its name to Boo Koo Holdings, Inc. and trades under the symbol OTCBB: BOKO. The Merger has been accounted for as a reverse merger acquisition in accordance with U.S. GAAP. Since Captech was a shell company at the time of the Merger, there was no step up in basis of Captech assets and therefore no goodwill recognized. In addition, the Company entered into and closed on a Securities Purchase Agreement among the Company and the purchasers named therein, pursuant to which the Company sold an aggregate of 9,442,109 shares of its common stock at a price of $1.20 per share for gross proceeds of approximately $11.3 million (the “Financing”). In connection with the Financing and the Merger, the Company incurred expenses which included, without limitation, commissions to the placement agents, legal and accounting fees, shell acquisition costs, and other miscellaneous expenses, of approximately $2.0 million, of which $0.4 million was charged to stockholders’ equity. The Company utilized the net proceeds from the offering for working capital and general corporate purposes, as well as to pay down debt. In connection with the Financing, the Company issued warrants to purchase an aggregate of 377,731 shares of its common stock at an exercise price of $1.32 per share to the placement agents.

Major Customers - The Company operates in one industry segment, with operations solely in the United States. The Company has independent beverage distributors and retailers as customers, some of which individually account for more than 10% of gross sales in the reporting periods. Three customers, each with greater than 10% of the Company’s gross sales, represented approximately 87% of its gross sales during the six months ending June 30, 2008, and two customers represented 50% of its gross sales during the six months ending June 30, 2007.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework and hierarchy for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis, which did not have a material impact on the Company’s consolidated financial statements. The carrying values of cash, accounts receivable, accounts payable, accrued expenses and promissory notes approximate the fair values of these instruments due to their short-term nature. All other financial instruments have been deemed to not be material. For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and have not yet determined how the adoption of SFAS 157 will impact its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value shall generally be made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. The provisions of SFAS 159 are effective in this fiscal year beginning on January 1, 2008, and the adoption of SFAS 159 had no effect on the Company’s consolidated financial statements.

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

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

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. The Company is assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.

 Reclassifications – Certain reclassifications have been made to the prior period’s interim financial statements to conform to the current year presentation. These reclassifications had no effect on reported net loss, stockholders’ equity (deficit) or earnings per share.

Note 2 - Accounts Receivable

Trade receivables are carried at the original invoice amount less an estimate for doubtful accounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. The allowance for doubtful accounts is determined by management by regularly evaluating individual customer accounts and considering factors such as credit history and the current financial condition of customers. The Company maintains an allowance for anticipated uncollectible accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. It should be noted that Accounts receivable – trade are shown gross and that any outstanding credit memos are shown in accounts payable, as such the gross amount of accounts receivable will not be collected in cash. As of June 30, 2008 there were credits outstanding of $164,898 against the outstanding receivables and as of December 31, 2007 there were $109,717 of credits outstanding.

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Accounts receivable consists of the following at:

	June 30,	December 31,
	2008	2007

Accounts receivable – trade	$403,774	$242,480
Allowance for doubtful accounts	(22,840)	(22,840)

	$380,934	$219,640

Note 3 - Inventories

Inventories, which largely consist of beverages and raw materials, are stated at the lower of average cost or market and include adjustments for estimated obsolescence. The increase in the reserve for obsolete inventory is due to the age of the Company’s 16 oz. Boo Koo energy drink product.

Inventories consist of the following at:

	June 30,	December 31,
	2008	2007

Finished goods	$804,583	$1,112,776
Raw materials	278,961	262,157
	1,083,544	1,374,933
Reserve for obsolescence	(369,341)	(66,549)

	$714,203	$1,308,384

Note 4 - Property and Equipment

Property and equipment consists of the following at:

	June 30,	December 31,
	2008	2007

Vehicles	$310,086	$404,931
Office equipment	396,813	392,484
Leasehold improvements	17,347	17,347
	724,246	814,762
Less accumulated depreciation	(370,242)	(366,285)

	$354,004	$448,477

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 5 - Earnings Per Share

SFAS No. 128, Earnings Per Share requires presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. In conjunction with the Merger discussed in Note 1, there was a 7.23-for-1 stock split of the Company’s common stock. All references to the number of shares and per share amounts have been adjusted to reflect the stock splits for all periods presented. For the six months ended June 30, 2008, warrants outstanding totaling 2,384,731 shares and options outstanding totaling 1,957,952 shares were excluded from the fully diluted earnings per share calculations, as their effect would have been antidilutive. For the six months ended June 30, 2007, warrants outstanding totaling 2,635,328 shares, options outstanding totaling 3,390,870 shares and restricted shares of 27,264 were excluded from the fully diluted earnings per share calculations, as their effect would have been antidilutive.

The weighted average number of shares outstanding for the three- and six-month periods ended June 30, 2008 was 43,554,490 and 39,208,435, respectively. The weighted average number of shares outstanding for the three- and six-month periods ended June 30, 2007 was 21,077,419 and 19,759,295.

Note 6 - Debt and Related Party Transactions

In June 2008, the Company raised $615,000 in subordinated promissory notes with six lenders. One of lenders is a related party, as he is a member of the Company’s Board of Directors, who lent $150,000 of the total amount of the notes. The subordinated notes have a simple interest rate of 15% with a December 31, 2008 maturity date. In conjunction with the issuance of these notes 922,500 warrants were issued to the lenders, with an exercise price of $0.01 per share. The estimated fair value of the common stock warrants of $432,880 was credited to no par common stock and a corresponding debt discount for the same amount was recorded. For the three and six months ended June 30, 2008, the Company recorded $9,804 of amortization of debt discount on the Subordinated Debt.

Subsequent to June 30, 2008, the Company raised an additional $385,000 in subordinated promissory notes with two lenders, subject to the same terms as the $615,000 in subordinated promissory notes. In conjunction with the issuance of these notes 577,500 warrants were issued to the lenders, with an exercise price of $0.01 per share.

Note 7 - Income Taxes

Due to the continuing operating losses, no tax benefit is being recorded. The Company continues to provide a full valuation allowance for any future tax benefits resulting from the Company’s net operating losses.

Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

Note 8 - Legal Settlement Obligation

As previously disclosed, on April 3, 2008, the Company agreed to settle outstanding litigation with Holigan Racing L.P. (“Holigan”), by entering into an agreement (“Settlement Agreement”). In connection with the Settlement Agreement, the Company entered into a $1.4 million Senior Secured Convertible Promissory Note (the “Note”) with a Guarantee and Security Agreement. The Note provided for the Company to make a one-time payment of $600,000, which occurred on April 3, 2008, and to pay an additional $1,400,000, payable in eight quarterly payments of $175,000 beginning on June 30, 2008 and continuing through March 31, 2010. The first of these payments was made on June 30, 2008 resulting in total legal settlement payments of $775,000 for the three and six months ended June 30, 2008. Additionally, the Company is required to make prepayments on the Note equal to 25% of the gross cash proceeds received from any Capital Transaction (as defined in the Note). The Note does not accrue interest, unless there is a default, at which time the remaining principal balance would accrue interest at 16% per annum.

As the Settlement Agreement was reached prior to issuing the 2007 Annual Report on Form 10-KSB, the Company imputed interest of $215,804 on December 31, 2007, so rather than record a charge to earnings of $2.0 million for the full amount payable under the Settlement Agreement, the Company took a charge in 2007 of just under $1.8 million. The imputed interest will be charged to earnings over the term of the Note, commencing April 3, 2008. For the three and six months ended June 30, 2008, the Company recorded $40,504 to amortization of debt discount for the Note.

On August 1, 2008, the Company and Holigan entered into an agreement to change the maturity date on the Note to December 15, 2008 from March 31, 2010, with no quarterly payment due on September 30, 2008. As the new agreement was reached prior to issuing the June 30, 2008 quarterly financial report, the entire balance on the Note ($1,049,700, net of discount) is classified as a current liability.

Note 9 - Stock-Based Compensation

The Company has a stock plan that permits the grant of stock options and restricted stock awards of up to 12,000,000 shares of the Company’s common stock to its officers, employees, directors and consultants. The plan provides for granting of options at the stock’s fair market value on the grant date. Generally, awards granted under the plan vest ratably over a period of four or five years and expire ten years from the grant date. As of June 30, 2008, share-based awards exercisable for up to 4,703,520 shares of common stock remain available for grant.

Stock Options

The Company has computed the fair value of options granted during the six months ended June 30, 2008 on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

Expected dividend yield	0%
Expected volatility rates	58-61%
Risk-free interest rates	2.67-3.09%
Expected life of options (in years)	5-6

 Boo Koo Holdings, Inc.

Notes to Consolidated Financial Statements

The Company’s stock option activity and weighted-average exercise price per share for the six months ended June 30, 2008 are summarized in the following table:

Options	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2008	2,725,615	$0.94
Granted	880,000	0.14
Exercised	-	-
Canceled	(1,647,663)	0.93
Outstanding at June 30, 2008	1,957,952	$0.59

The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 was $0.07 per share. Compensation expense for the Company’s stock options has been recognized in salaries, wages and other compensation for the three- and six-month periods ended June 30, 2008 totaling $53,195 and $88,035, respectively. For the three- and six-month periods ended June 30, 2007, compensation expense of $76,555 and $133,785 was recognized, respectively.

Restricted Stock

The Company’s restricted stock award activity and weighted-average grant date fair value per share for the six months ended June 30, 2008 are summarized in the following table:

		Weighted- Average
	Shares	Grant Date Price
Nonvested at beginning of year	290,000	$3.24
Granted	20,194,000	0.15
Vested	(4,636,000)	0.22
Canceled	-	-
Outstanding at June 30, 2008	15,848,000	$0.19

For the six months ended June 30, 2008, 1,044,000 shares were granted in the form of a restricted stock grant to the Company’s key employees, 18,750,000 shares were granted in the form of a restricted stock grant to certain members of the Company’s Board of Directors, and 400,000 shares were granted in the form of a restricted stock grant to consultants of the Company. For the six months ended June 30, 2007, 18,378 shares were granted in the form of a restricted stock grant to the Company’s former non-executive Chairman. The fair value of restricted stock awards on the date of grant is amortized on a straight-line basis over the requisite service period. Compensation expense for the Company’s restricted stock awards has been recognized in salaries, wages and other compensation for the three- and six-month periods ended June 30, 2008 totaling $1,509,970 and $1,629,970, respectively. For the six-month period ended June 30, 2007, compensation expense of $25,002 was recognized.

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

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Any statements contained herein (including, but not limited to, statements to the effect that the Company or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended December 31, 2007 in our annual report on Form 10-KSB filed on April 15, 2008. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•
our ability to effectively manage our business in light of incurring net losses in the past and the expectation that we will continue to incur net losses in the near future. As a result of our continued losses, our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal year ended December 31, 2007, expressing doubt as to our ability to continue as a going concern;

•	our ability to obtain additional financing on terms reasonably acceptable to us;
•	our ability to secure new distributors and retailers to distribute our products, and to maintain good relationships with our existing bottlers, distributors and retailers;
•	our ability to execute our new business strategy of expanding our product offerings through acquisitions of interests in third-party non-energy drink brands;
•
our ability to anticipate and/or react to changes in customer demand and preferences for our products, and the related potential impact to inventories in categories that represent a significant portion of our business;

•	the difficulty in predicting the timing and amount of our sales to our distributors;
•	the ability of our third-party contract packers to produce and package our products, and our ability to mitigate any disruptions or delays;
•	changes in consumer confidence resulting from product quality, or if we encounter any product recalls;
•	our ability to attract and retain our key executive personnel to successfully execute our operating plans;
•	the effectiveness of forecasting our revenues and expenses, to adequately adjust our spending in a timely manner to compensate for unexpected revenue shortfalls;
•	our ability to compete effectively through the protection of our intellectual property, including our trademarks, copyrights and trade secrets; and
•	other factors as set forth in "Item 1. Risk Factors" of our Annual Report on Form 10-KSB filed on April 15, 2008.

Our Business

We develop, produce, market and distribute alternative beverage category energy drinks under the Boo Koo® brand name. We also produce Gazzu® and Gazzu ShooterTM brand energy drinks exclusively for Circle K.

We currently sell and distribute our products in parts of the United States and Canada through our network of regional bottlers and other direct store delivery distributors, including independent Coca-Cola and other wholesale distributors. Our products are sold primarily to mainstream convenience and grocery store chains, drug stores, gas stations and other mainstream and discount consumer stores. We are currently focusing our brand-building campaign on Boo Koo Burner, Gazzu and Gazzu Shooter through grassroots marketing, sampling, and event marketing.

We intend to expand our product offerings through acquisitions of interests in third-party non-energy drink brands, as well as to increase sales by expanding distribution of our internally developed brands in new and existing markets, stimulating consumer trial of our products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. Key elements of our business strategy include:

•	identifying third-party beverage brands, in growth areas, that can fully utilize our experienced senior management team and back office, and can assist in increasing the distribution of our products;
•	generating consumer demand for our existing brands and products with primary emphasis in the United States and Canada;
•	creating strong distributor relationships and account management through seasoned beverage executives with extensive beverage industry knowledge;
•	developing additional unique alternative beverage brands and products; and
•	licensing our brand equity for the creation of other beverages.

Beginning in the last several months of 2007, many of our distributors terminated their relationships with us or reduced the amount of product they are purchasing from us, which has resulted in a significant decline in revenue. In addition, we have a history of significant and continuing operating losses and expect to incur additional operating losses as well as negative cash flow from operations for the foreseeable future as we try to build our business. We will need to raise additional funds to continue our business, which may not be available or if available may not be on terms favorable to us. Furthermore, our independent registered public accounting firm included a going concern explanatory paragraph in their opinion on our financial statements, expressing doubt as to our ability to continue as a going concern, which will make it more difficult to secure additional financing or enter into strategic relationships. If we cannot raise additional funding and if our revenues do not increase significantly, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may be forced to either significantly reduce operations, or cease operations, and the value of your investment could become worthless.

Results of Operations

The following table sets forth key statistics for the three and six months ended June 30, 2008 and 2007, respectively. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07
Gross sales, net of discounts & returns*	$822,001	$3,889,255	-78.9%	$1,404,509	$6,490,887	-78.4%
Less: Promotional and other allowances**	(68,699)	(537,927)	-87.2%	(149,650)	(774,888)	-80.7%
Net sales	753,302	3,351,328	-77.5%	1,254,859	5,715,999	-78.0%
Cost of sales	1,248,536	2,183,135	-42.8%	1,742,742	3,471,811	-49.8%
Gross profit	(495,234)	1,168,193	-142.4%	(487,883)	2,244,188	-121.7%

Gross margin as a percentage of gross sales	-60.2%	30.0%		-34.7%	34.6%

Operating expenses	2,950,090	1,900,235	55.2%	5,480,512	3,763,860	45.6%
Operating loss	(3,445,324)	(732,042)	-370.6%	(5,968,395)	(1,519,672)	-292.7%

Operating loss as a percentage of net sales	-457.4%	-21.8%		-475.6%	-26.6%

Interest (income) expense, net	(19,830)	161,489	-112.3%	(43,235)	299,271	-114.4%
Amortization of debt discount	50,308	378,662	-86.7%	50,308	654,770	-92.3%
Loss before income taxes	(3,475,802)	(1,272,193)	-173.2%	(5,975,468)	(2,473,713)	-141.6%
Income tax expense	-	-		-	-
Net loss	$(3,475,802)	$(1,272,193)	-173.2%	$(5,975,468)	$(2,473,713)	-141.6%

Net loss as a percentage of net sales	-461.4%	-38.0%		-476.2%	-43.3%

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and should not be used alone as an indicator of operating performance in place of net sales. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Gross sales for the six months ended June 30, 2008 includes SFAS 123R income of $44,758 from the change in the fair value of warrants issued to a customer in the second quarter of 2007. Gross sales for the six months ended June 30, 2007 includes a non-cash charge for a sales allowance to a certain retailer of $89,383. Gross sales may not be realized in the form of cash receipts, as promotional and other allowances may be deducted from payments received by some customers.

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

Three months ended June 30, 2008 and 2007

Gross Sales – For the three months ended June 30, 2008, gross sales were $822,001, which is 78.9% lower than gross sales of $3,889,255 for the three months ended June 30, 2007. In the second quarter of 2008, we commenced sales of our new Boo Koo product, Boo Koo BurnerTM, and exchanged this product with our prior Boo Koo energy drinks on-hand with our largest independent Coke distributor – Consolidated Coca-Cola. This transaction resulted in negative gross sales (a net return) of ($175,803) versus gross sales of over $2.3 million in the second quarter of 2007, which was our initial launch period with this major distributor. Additionally, the second quarter of 2008 was negatively impacted by the continuing loss of other key distributors, primarily the loss of Swire Coca-Cola in January 2008 which generated no sales in the second quarter of 2008 compared with approximately $332,000 or 8.5% of gross sales for the second quarter of 2007.

Gross Profit– Gross profit for the three months ended June 30, 2008 was negative $(495,234), or a gross margin percentage of (60.2.%), compared to our prior year’s quarterly figure of $1,168,193, or a gross margin percentage of 30.0%. The lower gross profit primarily resulted from the return of Boo Koo products in exchange for Burner from Consolidated Coca-Cola, ‘close-out’ sales and an obsolete inventory charge of approximately $400,000. In the second quarter of 2008, ‘close-out’ sales represented 27% of our gross sales. In 2007, less than 5% of our second quarter sales were at close out prices.

Operating Expenses– Our operating expenses increased to $2,950,090 in the second quarter of 2008, from $1,900,235 for the quarter ended June 30, 2007, or a 55.2% increase. All of the increase was due to the increase in non-cash stock compensation expense. For the three months ended June 30, 2008 we incurred a non-cash stock compensation charge of just under $1.6 million versus a corresponding charge of $76,555 for the second quarter in 2007. If not for the incremental year on year non-cash charges of $1.5 million, our second quarter operating expenses would have been $1,463,480 or a decrease of 23.0%. It should be noted that the operating expenses for the second quarter of 2008 reflect the increased expenses associated with being a public company versus the second quarter of 2007 when we were a private company. We also incurred higher legal costs in the second quarter of 2008 versus the second quarter of 2007 primarily due to the Holigan litigation, which was settled in the second quarter of 2008.

Other Income and Expense– For the quarter ended June 30, 2008, we earned net interest income of $19,830 compared to net interest expense of $161,489 for the quarter ended June 30, 2007. Additionally, we took a non-cash charge for the amortization of debt discount of $50,308, which pertained to the Holigan Note issued in April 2008 and the subordinated promissory notes issued in June 2008, compared to a non-cash amortization charge of $378,662 for the quarter ended June 30, 2007, which pertained to the unsecured subordinated debt outstanding at that time.

Net Loss– The net loss for the three months ended June 30, 2008 was $3.5 million, which represents an increase of $2.2 million, or 173%, over the three months ended June 30, 2007 net loss figure of $1.3 million. The significant increase in net loss was attributable to lower gross sales and gross profit on declining sales volume and higher operating expenditures, primarily due to the increase in non-cash stock compensation expense.

Six months ended June 30, 2008 and 2007

Gross Sales – For the six months ended June 30, 2008, gross sales were $1.4 million, which is 78.4% lower than gross sales of $6.5 million for the six months ended June 30, 2007. The significant decline in gross sales is primarily due to the continued loss of Coke and other independent distributors, as well as the fact that we commenced sales of our new Boo Koo product, Boo Koo BurnerTM, and exchanged this product with our prior Boo Koo energy drinks on-hand with our largest independent Coke distributor - Consolidated Coca-Cola. In the first six months of 2008, we generated negative gross sales (a net return) of ($236,391) with Consolidated Coca-Cola versus gross sales of over $2.3 million in the first six months of 2007, all of which occurred in the second quarter of 2007, as it was our initial launch period with this major distributor. Additionally, during the first six months of 2008, gross sales were negatively impacted by the loss of other key distributors, primarily the loss of Swire Coca-Cola in January 2008 which generated no sales in 2008 compared with approximately $982,000 or 15% of gross sales for the first six months of 2007. Furthermore, there were over 35 distributors who ordered product in the first six months of 2007, who did not order product in the first six months of 2008. While some of these 35 distributors remain customers, most no longer carry Boo Koo as part of their energy drink portfolio. Many of the lost distributors are independent Coca-Cola distributors who have dropped Boo Koo over the last nine months due to absorbing additional Coca-Cola North America products such as Vitamin Water, Fuze and NOS.

Gross Profit– Gross profit for the six months ended June 30, 2008 was negative $(487,883), or a gross margin percentage of (34.7%), compared to our 2007 six-month figure of $2.2 million, or a gross margin percentage of 34.6%. The lower gross profit was due to taking a return for Boo Koo product from Consolidated Coca-Cola, ‘close-out’ sales and an obsolete inventory charge of $438,503. In the six months ended June 30, 2008, ‘close-out’ sales represented 30% of our gross sales, including the final clearance of Wet VitaminsTM product. In the first six months of 2007, less than 4% of our sales were at close out prices. Our gross margin was negatively impacted by the returned product, as well as the obsolete inventory charge, and excluding these charges our adjusted gross margin was $231,546, or 13.2%.

Operating Expenses– Our operating expenses increased to $5.5 million in the first half of 2008, from $3.8 million for the first half of 2007, or a 45.6% increase. Most of the increase is due to the increase in non-cash stock compensation expense. For the six months ended June 30, 2008 we incurred a non-cash stock compensation charge of $1.7 million versus a corresponding charge of approximately $159,000 for first six months in 2007. Additionally, the operating expenses for the first six-months of 2008 reflect the increased expenses associated with being a public company versus the first six months of 2007 when we were a private company. We also incurred higher legal costs in 2008 due to the Holigan litigation matter, as the matter approached trial. We reached a settlement with Holigan in April 2008.

Other Income and Expense– For the six months ended June 30, 2008, we earned net interest income of $43,235 compared to net interest expense of $299,271 in the comparable 2007 period. Additionally, in the first half of 2008, we took a non-cash charge for the amortization of debt discount of $50,308, which pertained to the Holigan Note issued in April 2008 and the subordinated promissory notes issued in June 2008, compared to a non-cash amortization charge of $654,770 for the first half of 2007, which pertained to the unsecured subordinated debt outstanding at that time.

Net Loss– The net loss for the six months ended June 30, 2008 was ($6.0) million, which represents an increase of $3.5 million, or 141.6%, over the six months ended June 30, 2007 net loss figure of ($2.5) million. The significant increase in net loss is attributable to lower gross sales and gross profit on declining sales volume and higher operating expenditures, primarily due to the year over year increase in non-cash stock compensation expense of $1.6 million.

Liquidity and Capital Resources

Our cash balances decreased to $136,473 on June 30, 2008 from $4.0 million at the end of fiscal 2007. The decrease of $3.9 million was due to our net loss for the first six months of 2008, which was primarily a result of a significant reduction in our customer base. Since the inception of our business in 2002, we have incurred significant operating losses. We incurred net losses of $6.0 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we had an accumulated deficit of $28.7 million.

While our focus going forward is to improve our financial performance, we expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate that our losses may increase from current levels because we expect to incur significant additional costs and expenses related to being a public company, developing new brands and flavors, advertising, marketing and promotional activities, and the employment of additional personnel as our business expands. Our ability to become profitable depends on our ability to generate and sustain substantially higher revenue through increased distribution and the addition of new products while maintaining reasonable expense levels. In particular, although we intend to increase our spending on marketing and promotional activities, especially for our new product launches, these efforts may not be effective in increasing our sales.

Cash Flow from Operating Activities

Net cash used in operating activities was $4.5 million during the six months ended June 30, 2008 compared to $281,028 for the six months ended June 30, 2007. The increase of cash outflows was primarily the result of lower sales, higher legal costs and the Holigan settlement payments of $775,000. The 2008 six-month net loss of $6.0 million included non-cash charges of $1.8 million, resulting in an operating cash loss (before changes in working capital) of $4.2 million. For the six months ended June 30, 2007 the net loss of $2.5 million included non-cash charges of $1.2 million, for an operating cash loss of $1.3 million.

Cash Flow from Investing Activities

For the six months ended June 30, 2008, net investment proceeds of $30,171 were generated primarily from the sale of under-utilized property and equipment. For the six months ended June 30, 2007, we had net purchases of ($4,774).

Cash Flow from Financing Activities

There was net cash provided by financing activities of $551,133 during the six months ended June 30, 2008 compared to $530,903 of net cash provided in the six months ended June 30, 2007. The net proceeds from the subordinated promissory notes of $615,000 was the primary activity in fiscal 2008. The proceeds were used to pay the litigation settlement of $175,000, as well as provide additional working capital. The financing payments, in fiscal 2008, were recurring payments on outstanding financing and capital leases currently in place.

In the first six months of 2007, we raised $2.0 million from lenders in the form of unsecured subordinated notes. Approximately $1.9 million of these notes were converted to equity in the private placement in the third quarter of 2007.

Debt

As of June 30, 2008, we had the following debt outstanding: (i) the Holigan litigation settlement obligation, which is in the form of a senior note payable in the amount of $1,225,000 ($1,049,700 on the face of the balance sheet, net of discount for imputed interest) and (ii) the subordinated promissory notes totaling $615,000, which subsequent to June 30, 2008 increased to $1.0 million. The remaining debt relates to lease financing outstanding on June 30, 2008 and December 31, 2007.

Cash Available to Fund Operations

In order to sustain our operations for the next twelve months, as well as make the required payments pursuant to the Holigan legal settlement obligation, we will need to raise additional equity or debt in order to fund our continuing cash needs. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our senior management team, and the timing of our receipt of revenues. Due to challenging credit and equity markets and our operational performance, there can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us. If additional financing is raised by the issuance of common stock, we will have additional dilution, and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business.

Furthermore, as a result of our continued losses, our independent registered public accounting firm has included an explanatory paragraph in their opinion in our financial statements for the fiscal year ended December 31, 2007, expressing doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in their report could make it even more difficult for us to secure the additional financing, which we require, or enter into strategic relationships with distributors on terms acceptable to us, if at all, and may materially adversely affect the terms of any financing that we may obtain. If our revenues do not increase significantly, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may be forced to significantly reduce our operations, or cease operations, and your investment could become worthless.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we admit no wrongdoing in connection with this Action, we decided to settle the Action on April 3, 2008 primarily because of concerns over the uncertainty created by this Action and the significant defense costs, which were running between $50,000 and $100,000 per month, and would have increased substantially once the case went to trial. To that end, we entered into a Settlement Agreement and General Release (the "Settlement Agreement")  with Holigan and certain other third party defendants on April 3, 2008 pursuant to which we made a one-time payment of $600,000 on April 3, 2008 and entered into a Senior Secured Convertible Promissory Note ("Senior Note") to pay an additional $1,400,000 in eight quarterly payments of $175,000 through March 31, 2010, which are payable, at Holigan’s election, in cash or in a number of shares of the Company's common stock, par value $0.0001, equal to the quotient of $175,000 divided by $0.75, subject to certain anti-dilution adjustments (the "Conversion Price"). The initial payment of $175,000 was made on June 30, 2008. The Settlement Agreement further provides for the mutual full and final release of any and all claims arising from the sponsorship agreement or any fact made the basis of the Action.

Following the issuance of the subordinated promissory notes in June 2008, Holigan contacted us and alleged that, even though the subordinated promissory notes contained a subordination provision in the body of such notes, the issuance of such subordinated promissory notes without a separate subordination agreement in a form acceptable to Holigan in its sole discretion constituted an event of default under the Senior Note. In an effort to resolve the dispute, we, our wholly owned subsidiary Boo Koo Beverages, Inc. and Holigan entered into a Waiver Acknowledgement and Agreement ("Waiver Agreement") on August 1, 2008. The Waiver Agreement provides that, among other things, (i) the maturity date of the Senior Note shall be accelerated from March 31, 2010 to December 15, 2008 and the quarterly payments shall be eliminated under the Senior Note; (ii) we shall cause each Lender to amend and restate the Subordinated Note by executing and delivering a Restated Subordinated Note (as defined in the Waiver Agreement) and a Subordination Agreement (as defined in the Waiver Agreement); (iii) we shall incur any future indebtedness in the form of a New Subordinated Note (as defined in the Waiver Agreement) and a New Subordinated Agreement (as defined in the Waiver Agreement) or in a form acceptable to Holigan; (iv) we shall pay reasonable attorneys' fees incurred by Holigan as a result of the Specified Default (as defined in the Waiver Agreement); (v) we shall release all claims against Holigan as of the date the waiver of the event of default becomes permanent pursuant to the terms of the Waiver Agreement; and (vi) Holigan shall waive any and all defaults or Events of Default (as defined in the Senior Note) subject to the condition that we have (a) executed Deposit Account Control Agreements (as defined in the Waiver Agreement), (b) caused all Lenders to execute the Restated Subordinated Notes and Subordinated Agreements; and (c) paid Holigan $36,569 which represents the legal fees incurred through the date of the Waiver Agreement.

Ridolfo Litigation

On August 7, 2008, we entered into a confidential settlement agreement and mutual release with Michael Ridolfo which resolved all outstanding litigation matters. The terms of the settlement agreement do not have a material impact on our financial condition or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Not applicable.

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

Date: August 14, 2008

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated November 16, 2007 by and between Boo Koo Holdings, Inc., a Florida corporation ("Boo Koo Florida"), and BKHI Acquisition Corp. ("Boo Koo Delaware") and a wholly-owned subsidiary of Boo Koo Florida.(1)

3.1	Amended and Restated Certificate of Incorporation of Boo-Koo Holdings, Inc., filed with the Secretary of State of Delaware on December 20, 2007.(1)

3.2	Amended and Restated By-laws of Boo Koo Holdings, Inc.(6)

10.1	Boo Koo Beverages, Inc. 2006 Stock Incentive Plan, as amended.(2)

10.2	Amended and Restated Employment Agreement between Boo Koo Beverages, Inc. and Stephen Ruffini dated as of January 31, 2007.(2)

10.3	Stock Purchase Agreement dated June 21, 2007 among Captech Financial Group, Inc., Boo Koo Beverages, Inc. and John Raby.(2)

10.4	Securities Purchase Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors listed on the signature page thereto.(2)

10.5	Registration Rights Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors on the signature page thereto.(2)

10.6	Registration Rights Agreement, dated as of July 5, 2006, by and among Boo Koo Beverages, Inc., BK Beverages, LLC and the investors signatory thereto.(2)

10.7
Lease, dated April 8, 2004, between Boo Koo Beverages, Inc. (f/k/a The Love Factor, Inc.) and Kennington No. 1 Partnership d/b/a Kennington Properties, as modified by the Modification and Ratification of Lease, dated August 5, 2004, as modified by the Modification and Ratification of Lease, dated July 11, 2005, as renewed by the Renewal of Lease, dated April 10, 2006.(2)

10.8	Amended and Restated Credit Agreement dated as of July 5, 2006 by and among Boo Koo Beverages, Inc., ORIX Venture Finance LLC and ORIX Finance Corp.(2)

10.9	Employment Agreement dated November 1, 2007 by and between Boo Koo Beverages, Inc. and Steven B. Solomon.(3)

10.10	Termination Agreement dated December 4, 2007 by and among ORIX Venture Finance LLC, Boo Koo Beverages, Inc. and ORIX Finance Corp.(4)

10.11	Promissory Note dated March 14, 2008 in favor of Daniel Y. Lee executed by Boo Koo Holdings, Inc., Boo Koo Beverages, Inc., a Delaware corporation and Boo Koo Beverages, Inc., a Texas corporation.(5)

10.12	Settlement Agreement and Release dated April 3, 2008 by and among Holigan Racing L.P., Boo Koo Holdings, Inc., Boo Koo Beverages, Inc., BK Subsidiary, Inc., BK Beverages LLC, and Aspen Advisors LP.(5)

10.13	Promissory Note dated April 3, 2008 in favor of Holigan Racing LP executed by Boo Koo Holdings, Inc.(5)

10.14	Guarantee and Security Agreement dated April 3, 2008 by and between Holigan Racing L.P. and Boo Koo Beverages, Inc.(5)

10.15	Registration Rights Agreement dated April 3, 2008 by and between Holigan Racing L.P. and Boo Koo Holdings, Inc.(5)

10.16	Form of 15% Subordinated Promissory Note.(6)

10.17	Form of Warrant to Purchase Common Stock.(6)

10.18	Waiver Acknowledgement and Agreement dated August 1, 2008 by and among Holigan Racing L.P., Boo Koo Holdings, Inc. and Boo Koo Beverages, Inc. (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007.

(5) Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008.

(7) Filed herewith.