Form 10-Q/A
period 2008-06-30
Performing Brands, Inc.
filed 2008-08-25
CIK 1201259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

  (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________

Commission File Number: 000-50057

 PERFORMING BRANDS, INC.
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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed by the Registrant to replace in its entirety the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2008, which was filed with the Securities and Exchange Commission on August 14, 2008.

PERFORMING BRANDS, INC.
Form 10-Q/A
for the Quarterly Period Ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Performing Brands, Inc.
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

Performing Brands, Inc.
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

Performing Brands, Inc.
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

Performing Brands, Inc.
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

Basis of Presentation - The consolidated financial statements include the accounts of Performing Brands, Inc. and our wholly-owned subsidiary, Boo Koo Beverages, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated. All expressions of “us,” “we,” “our,” and all similar expressions are references to Performing Brands, Inc. and our consolidated, wholly-owned subsidiary, unless otherwise expressly stated or the context otherwise requires.

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

Performing Brands, Inc.

Notes to Consolidated Financial Statements

Merger Transaction - On August 1, 2007, in conjunction with a private placement, the Company completed a reverse merger transaction (the “Merger”) with Captech Financial Group ("Captech"), a publicly traded company, which then changed its name to Boo Koo Holdings, Inc. and traded under the symbol OTCBB: BOKO. The Merger has been accounted for as a reverse merger acquisition in accordance with U.S. GAAP. Since Captech was a shell company at the time of the Merger, there was no step up in basis of Captech assets and therefore no goodwill recognized. In addition, the Company entered into and closed on a Securities Purchase Agreement among the Company and the purchasers named therein, pursuant to which the Company sold an aggregate of 9,442,109 shares of its common stock at a price of $1.20 per share for gross proceeds of approximately $11.3 million (the “Financing”). In connection with the Financing and the Merger, the Company incurred expenses which included, without limitation, commissions to the placement agents, legal and accounting fees, shell acquisition costs, and other miscellaneous expenses, of approximately $2.0 million, of which $0.4 million was charged to stockholders’ equity. The Company utilized the net proceeds from the offering for working capital and general corporate purposes, as well as to pay down debt. In connection with the Financing, the Company issued warrants to purchase an aggregate of 377,731 shares of its common stock at an exercise price of $1.32 per share to the placement agents.

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

Performing Brands, Inc.

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

Performing Brands, Inc.

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

 Performing Brands, Inc.

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

Performing Brands, Inc.

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

 Performing Brands, Inc.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of “us,” “we,” “our,” and all similar expressions are references to Performing Brands, Inc. and its consolidated wholly-owned subsidiaries (the “Company”), unless otherwise expressly stated or the context otherwise requires. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q/A, contains forward-looking statements that reflect our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Any statements contained herein (including, but not limited to, statements to the effect that the Company or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended December 31, 2007 in our annual report on Form 10-KSB filed on April 15, 2008. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

Notwithstanding the foregoing, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A correctly present in all material respects our financial position, results of operations and cash flows for the periods covered therein.

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

Performing Brands, Inc.

	By:	/s/ Stephen C. Ruffini
Name: Stephen C. Ruffini
Title: Chief Financial Officer

Date: August 22, 2008

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated November 16, 2007 by and between Boo Koo Holdings, Inc., a Florida corporation ("Boo Koo Florida"), and BKHI Acquisition Corp. ("Boo Koo Delaware") and a wholly-owned subsidiary of Boo Koo Florida.(1)

3.1	Amended and Restated Certificate of Incorporation of Performing Brands, Inc., filed with the Secretary of State of Delaware on August 8, 2008.(7)

3.2	Amended and Restated By-laws of Boo Koo Holdings, Inc.(6)

10.1	Boo Koo Beverages, Inc. 2006 Stock Incentive Plan, as amended.(2)

10.2	Amended and Restated Employment Agreement between Boo Koo Beverages, Inc. and Stephen Ruffini dated as of January 31, 2007.(2)

10.3	Stock Purchase Agreement dated June 21, 2007 among Captech Financial Group, Inc., Boo Koo Beverages, Inc. and John Raby.(2)

10.4	Securities Purchase Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors listed on the signature page thereto.(2)

10.5	Registration Rights Agreement, dated as of August 1, 2007, by and among Captech Financial Group, Inc. and the investors on the signature page thereto.(2)

10.6	Registration Rights Agreement, dated as of July 5, 2006, by and among Boo Koo Beverages, Inc., BK Beverages, LLC and the investors signatory thereto.(2)

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